Form 10-Q
period 1995-06-30
HOMETOWN BANCORPORATION INC
filed 1995-08-14
CIK 812699

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1995

                                       OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                  to

 Commission file number 0-16272


                         HOMETOWN BANCORPORATION, INC.
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                       06-1199559
 (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                  Identification No.

           20 WEST AVENUE, P. O. BOX 1265, DARIEN, CONNECTICUT 06820
                    (Address of principal executive offices)

                                 (203) 656-2265
              (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES     X            NO
                                  ______             _____

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common stock, $1.00 par value:  1,683,146 shares as of July 31, 1995

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements.



     The information required by Item 1 of Part I of Form 10-Q for the period ended June 30, 1995 is the subject of a Form 12b-25 filed by Hometown Bancorporation, Inc. (the "COMPANY") on the date hereof.



 Item 2.

     The information required by Item 2 of Part I of Form 10-Q for the period ended June 30, 1995 is the subject of a Form 12b-25 filed by the Company on the date hereof.

 PART II

 Item 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a) The 1995 Annual Meeting of Shareholders of the Company was held on May 25, 1995.

 (b)  No response required in accordance with Instruction 3 to Item 4.

 (c) The following matters were voted upon at the meeting and the numbers of votes cast for, against, abstained or withheld, and broker non-votes are as follows:

     Election of the following individuals to the Board of Directors:

                                 FOR       WITHHELD     BROKER NONVOTES

     Richard A. Allen         1,498,746     19,650            0
     Kevin E. Gage            1,498,546     19,850            0
     Louis T. Hagopian        1,499,146     19,250            0
     Arnold H. Libner         1,498,446     19,950            0
     Joseph G. McIntyre, Jr.  1,499,146     19,250            0
     Douglas D. Milne, III    1,498,446     19,950            0
     Charles E. Waggner       1,499,146     19,250            0
     Robert O. White          1,498,446     19,950            0

     Appointment of Price Waterhouse LLP as independent auditors for the year 1995 -- 1,511,191 for, 4,700 against, 10,756 abstained, and no broker non-votes.

     Approval of the Hometown Bancorporation, Inc. 1995 Omnibus Stock Incentive Program -- 838,767 for; 82,094 against, 10,756 abstained and 586,779 broker non-votes.


                                  (2)

 (d)  Not applicable.

 PART II

 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  EXHIBITS

     EXHIBIT NO. DESCRIPTION

     10(1)     Hometown Bancorporation, Inc. 1995 Omnibus Stock
               Incentive Program.

     10(2) Amendment No. 2, dated as of June 16, 1995 to Employment Agreement dated as of January 2, 1991 among Hometown Bancorporation, Inc., The Bank of Darien and Kevin E. Gage.

     10(3) Lease Modification Agreement, dated as of May 1, 1995, between NMJ Realty Limited Partnership and The Bank of Darien.

     27        Financial Data Schedule (to be filed by amendment).

 (b)  REPORTS ON FORM 8-K

     The Company filed no reports of Form 8-K during the second quarter of 1995.



                                   (3)

                               SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HOMETOWN BANCORPORATION, INC.


                               By:       /S/ KEVIN E. GAGE
                                  Kevin E. Gage, President and
                                  Chief Executive Officer (on behalf
                                  of the Company and as acting chief
                                  financial officer)

 August 14, 1995

                              EXHIBIT INDEX


 EXHIBIT NO. DESCRIPTION

     10(1)     Hometown Bancorporation, Inc. 1995 Omnibus Stock
               Incentive Program.

     10(2) Amendment No. 2, dated as of June 16, 1995 to Employment Agreement dated as of January 2, 1991 among Hometown Bancorporation, Inc., The Bank of Darien and Kevin E. Gage.

     10(3) Lease Modification Agreement, dated as of May 1, 1995, between NMJ Realty Limited Partnership and The Bank of Darien.

     27        Financial Data Schedule (to be filed by amendment).