Form 10-Q/A
period 1995-06-30
HOMETOWN BANCORPORATION INC
filed 1995-11-01
CIK 812699

FORM 10-Q/A
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                              Amendment No. 1

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   JUNE 30, 1995

                                     OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 For the transition period from            to
                               ------------  -------------

 Commission file number      0-16272
                       --------------

                       HOMETOWN BANCORPORATION, INC.
            (Exact name of Registrant as specified its charter)

                       DELAWARE                    06-1199559
           (State or other jurisdiction of        (IRS Employer
           incorporation or organization)        Identification No.)

              20 WEST AVENUE, P.O. BOX 1265, DARIEN, CT  06820
              ------------------------------------------------
                  (Address of principal executive offices)

                               (203) 656-2265
                               --------------
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES   X      NO
      ---        ---

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

             CLASS                           OUTSTANDING AT JULY 31, 1995
             -----                           ----------------------------
 Common Stock (Voting), $1 par
             Value                                     1,683,146
                                                       ---------

                       HOMETOWN BANCORPORATION, INC.
                       -----------------------------

                                   INDEX
                                   -----

                                                                           PAGE


     PART I - FINANCIAL INFORMATION

          ITEM 1. - Financial Statements
          -------

               Consolidated Balance Sheet -
                  June 30, 1995 and December 31, 1994                         3

               Consolidated Statement of Income -
                  Three Months Ended June 30, 1995 and 1994                   4

               Consolidated Statement of Income -
                  Six Months Ended June 30, 1995 and 1994                     5

               Consolidated Statement of Cash Flows -
                  Six Months Ended June 30, 1995 and 1994                     6

          ITEM 2. - Management's Discussion and Analysis
          -------   of Financial Condition and Results of Operations       7-11

 PART II - OTHER INFORMATION
 ---------------------------

          ITEM 6. - Exhibits                                                 12
          -------

          SIGNATURES                                                         13

 Part I
 ITEM 1. - FINANCIAL STATEMENTS
 ------------------------------

                         HOMETOWN BANCORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
             (000'S OF DOLLARS EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                      JUNE 30,      DECEMBER 31,
                                                        1995            1994
                                                        ----            ----
 ASSETS                                                              (restated)
                                                     (unaudited)     (unaudited)
 Cash and due from banks                                $15,229          $8,549
 Investments available for sale, at fair value           75,021          76,854
 Investments held to maturity (fair value:
   $43,564 in 1995 and $44,965 in 1994)                  44,118          46,273
 Loans, less allowance for loan losses of
   $3,016 in 1995 and $3,004 in 1994                     82,889          74,940
 Equipment and leasehold improvements, net of
   accumulated depreciation of $1,734 in 1995
   and $1,576 in 1994                                     1,586           1,627
 Other real estate owned                                    958           1,016
 Other assets                                             7,217           4,732
                                                        -------         -------
   Total Assets                                        $227,018        $213,991
                                                        =======         =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand                                               $26,756         $24,932
   NOW and money market accounts                         80,024          77,050
   Savings deposits                                      13,420          14,369
   Certificates of deposit of $100 and over               9,811           9,351
   Other time deposits                                   54,645          57,029
                                                        -------         -------
                                                        184,656         182,731
 FHLBB advances                                          25,947          16,681
 Accrued interest and other liabilities                   1,242           2,042
                                                        -------         -------
   Total Liabilities                                    211,845         201,454
                                                        -------         -------
 STOCKHOLDERS' EQUITY
 Preferred Stock, par value $1; 2,000,000 shares
   authorized, none issued and outstanding
 Common Stock, par value $1; 10,000,000 shares
   authorized, 1,683,146 and 1,681,096 issued
   and outstanding in 1995 and 1994, respectively         1,833           1,833
 Surplus                                                 14,023          13,960
 Retained earnings                                        1,372             534
 Treasury stock - 149,959 and 153,255 shares in 1995
   and 1994, respectively, at cost                         (869)           (887)
 Unrealized loss on investments available for sale       (1,186)         (2,903)
                                                        -------         -------
   Total Stockholders' Equity                            15,173          12,537
                                                        -------         -------
 Total Liabilities and Stockholders' Equity            $227,018        $213,991
                                                        =======         =======

                       HOMETOWN BANCORPORATION, INC.
                      CONSOLIDATED STATEMENT OF INCOME
             (000'S OF DOLLARS EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                      FOR THE THREE MONTHS ENDED
                                                               JUNE 30,
                                                          1995          1994
                                                          ----          ----
                                                                     (restated)
 Interest and dividend income:                         (unaudited)   (unaudited)
   Interest and fees on loans                            $1,848          $1,657
 Interest on investment securities:
   Taxable:
   Obligations of U.S. Agencies                           1,407             721
   Other                                                    539             631
 Interest on federal funds sold                              --              17
 Dividends                                                   36              22
                                                          -----           -----
   Total interest and dividend income                     3,830           3,048
 Interest expense:
   Deposits                                               1,473           1,069
   Other                                                    500             275
                                                          -----           -----
                                                          1,973           1,344
 Net interest income                                      1,857           1,704
 Provision for loan losses                                   --              --
 Provision for OREO losses                                   20              25
                                                          -----           -----
 Net interest income after provision for
   loan and OREO losses                                   1,837           1,679
 Other operating revenue:
   Deposit and other service charges                        190             159
   Mortgage origination fees                                139             169
   Securities gains                                          26              --
   Other                                                     13              30
                                                          -----           -----
 Net interest income and operating revenue                2,205           2,037
 Other operating expenses:
   Salaries and benefits                                    770             740
   Occupancy expense                                        142             142
   FDIC insurance premiums                                  101             100
   Depreciation                                              92              99
   Advertising and marketing                                 68              63
   Foreclosure expense and cost of other
     real estate owned                                       30              30
   Other operating expenses                                 381             410
                                                          -----           -----
   Total other operating expenses                         1,584           1,584

 Income before taxes                                        621             453
 Provision for federal and state income taxes               145             163
                                                            ---             ---
 Net income                                                $476            $290
                                                            ===             ===
 Earnings per share:
   Primary earnings per share                              $.27            $.17
                                                            ===             ===
   Average number of shares outstanding               1,764,957       1,755,347
                                                      =========       =========
   Fully diluted earnings per share                        $.27            $.17
                                                            ===             ===
   Average number of shares outstanding               1,771,249       1,756,415
                                                      =========       =========

                       HOMETOWN BANCORPORATION, INC.
                      CONSOLIDATED STATEMENT OF INCOME
             (000'S OF DOLLARS EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                        FOR THE SIX MONTHS ENDED
                                                               JUNE 30,
                                                           1995          1994
                                                           ----          ----
                                                                     (restated)
 Interest and dividend income:                         (unaudited)   (unaudited)
   Interest and fees on loans                            $3,617          $3,278
 Interest on investment securities:
   Taxable:
   Obligations of U.S. Agencies                           2,810           1,499
   Other                                                  1,044           1,015
 Interest on federal funds sold                              --              46
 Dividends                                                   69              52
                                                          -----           -----
   Total interest and dividend income                     7,540           5,890
 Interest expense:
   Deposits                                               3,027           1,978
   Other                                                    812             538
                                                          -----           -----
                                                          3,839           2,516
 Net interest income                                      3,701           3,374
 Provision for loan losses                                   25              25
 Provision for OREO losses                                   20              34
                                                          -----           -----
 Net interest income after provision for
   loan and OREO losses                                   3,656           3,315
 Other operating revenue:
   Deposit and other service charges                        363             327
   Mortgage origination fees                                195             335
   Securities gains                                          26              45
   Other                                                     46              96
                                                          -----           -----
 Net interest income and operating revenue                4,286           4,118
 Other operating expenses:
   Salaries and benefits                                  1,524           1,445
   Occupancy expense                                        287             285
   FDIC insurance premiums                                  203             199
   Depreciation                                             183             198
   Advertising and marketing                                123             125
   Foreclosure expense and cost of other
     real estate owned                                       60              60
   Other operating expenses                                 713             747
                                                          -----           -----
   Total other operating expenses                         3,093           3,059

 Income before taxes                                      1,193           1,059
 Provision for federal and state income taxes               347             382
                                                          -----           -----
 Net income                                                $846            $677
                                                      =========       =========
 Earnings per share:
   Primary earnings per share                              $.48            $.39
                                                           ====            ====
   Average number of shares outstanding               1,763,665       1,747,437
                                                      =========       =========
   Fully diluted earnings per share                        $.48            $.39
                                                           ====            ====
   Average number of shares outstanding               1,770,302       1,748,996
                                                      =========       =========

                       HOMETOWN BANCORPORATION, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (THOUSANDS OF DOLLARS)

                                                       FOR THE SIX MONTHS ENDED
                                                                JUNE 30,
                                                           1995         1994
                                                           ----         ----
                                                                     (restated)
 Cash Flows from Operating Activities:                  (unaudited)  (unaudited)
 Net income                                                $846            $677
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                        183             198
  Provision for loan losses and OREO losses                  45              59
  Securities gains                                           26              45
  Decrease (increase) in other assets                    (2,485)            626
  (Decrease) in other liabilities                          (800)         (1,576)
                                                          -----           -----
 Net cash (used) provided by operating activities        (2,185)             29
                                                          -----           -----
 Cash Flows from Investing Activities:
 Proceeds from the maturity of investments held
  to maturity                                              2,155         10,778
 Purchase of investments held to maturity                     --        (21,513)
 Proceeds from the maturity of investments
  available for sale                                      5,498          12,302
 Purchase of investment securities available
  for sale                                              (22,600)        (33,249)
 Proceeds from the sale of investments available
  for sale                                               20,566           9,645
 Net decrease (increase) in loans                        (7,961)          1,305
 (Increase) decrease in foreclosed assets                    58              (8)
 (Purchase) of capital assets                              (117)           (119)
                                                         ------          ------
 Net cash (used) by investing activities                 (2,401)        (20,859)
                                                         ------          ------

 Cash Flows from Financing Activities:
 Net increase (decrease) in demand deposits, NOW
  accounts, money market accounts and
  savings accounts                                        3,849          (2,933)
 Net increase (decrease) in certificates of deposit
  and other time deposits                                (1,924)         14,230
 Increase in FHLBB advances                               9,266           2,555
 Exercise of stock options                                   75              91
                                                         ------          ------
 Net cash provided by financing activities               11,266          13,943
                                                         ------          ------
 Net increase (decrease) in cash and cash equivalents     6,680          (6,887)
 Cash and cash equivalents at the beginning of
  the period                                              8,549          13,494
                                                         ------          ------
 Cash and cash equivalents at the end of the period     $15,229          $6,607
                                                      =========       =========

 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

 INTRODUCTION
 ------------

     Hometown Bancorporation, Inc. (the "Company") was formed to become a holding company for The Bank of Darien (the "Bank"), to raise additional capital and to provide a vehicle for other permitted holding company activities. On July 21, 1987, each share of the Bank's outstanding common stock was exchanged for one share of Common Stock, par value $1.00, of the Company. This transaction was recorded in a manner analogous to a pooling of interests.

     The Bank is the sole subsidiary of the Company. The business of the Company consists of ownership of the capital stock of the Bank.

     The Bank, which currently has offices in Darien and Westport, Connecticut, is a full service commercial institution with a market area within Southern Fairfield County. Its commitment to service excellence is supported by a flexible approach to banking, immediate problem resolution and local decision making with fast turnaround. The staff's commitment to excellence is evidenced by low turnover of personnel and courteous and efficient service.

     The Bank, a member of the FDIC, offers a complete line of financial services to the retail and commercial market segments. Deposit products range from checking, NOW and money market accounts, savings accounts, certificates of deposit, individual retirement accounts and Keoghs. Loan products include personal and commercial loans, mortgages, home equity lines of credit, secured and unsecured loans, MasterCard, VISA and Gold MasterCard credit cards.

 RESULTS OF OPERATIONS
 ---------------------

     The Company earned consolidated net income of $476,000 or $.27 per share and $290,000 or $.17 per share for the three months ended June 30, 1995 and 1994, respectively. The Company earned consolidated net income of $846,000 or $.48 per share and $677,000 or $.39 per share for the six months ended June 30, 1995 and 1994, respectively. Net operating income increased $169,000 or 25% from $677,000 or $.39 per share during the first six months of 1994 to $846,000 or $.48 per share -- fully diluted during the first six months of 1995.

 NET INTEREST INCOME
 -------------------

     Net interest income increased $153,000 or 9% and $327,000 or 10% for the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, respectively. The increases in net interest income were due primarily to an increase in average interest earning assets for the three and six month periods as compared to the prior year. In addition, growth in the investment portfolio during 1994 and into the first half of 1995 was concentrated in U. S. Agency-issued teaser rate ARM instruments. These securities are generally tied to the one-year Constant Maturity Treasury (CMT) index and are subject to coupon repricing and a periodic 2% limit over the then-current coupon. Given the steep rise in interest rates during this period, as teaser rates reset, the Bank will continue to benefit from currently higher coupon income. Below is the yield analysis for the six months ended June 30, 1995 and for the year ended December 31, 1994.

                          HOMETOWN BANCORPORATION, INC.
                                  YIELD ANALYSIS
                                (000'S of dollars)


                          For the Six Months Ended        For the Year Ended
                                June 30, 1995             December 31, 1994
                         Average                      Average
                         Balance   Interest   Yield   Balance   Interest   Yield
                         -------   --------   -----   --------  --------   -----
ASSETS
------

Interest earning assets:
  Loans                  $ 77,594  $3,617     9.32%   $ 85,968  $  6,912   8.04%
  Investment securities   133,430   3,923     5.97%    112,713     5,739   5.09%
  Federal funds sold           --      --       --       1,573        51   3.24%
                         -------------------------------------------------------
  Total interest earning
    assets                209,024   7,540     7.21%    200,254    12,702   6.34%
                         -------------------------------------------------------

Non interest earning assets:
  Cash and due from banks   6,940                        6,952
  Allowance for loan
    losses                 (3,018)                      (3,267)
  Other assets              8,958                        8,292
                          -------                      -------
  Total assets           $221,904                     $212,231
                          =======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Interest bearing liabilities:
  Savings deposits       $ 13,692     153     2.64%   $ 15,834       337   2.13%
  NOW accounts             25,203     195     1.55%     26,586       387   1.46%
  Money market deposits    52,765     990     3.75%     51,578     1,520   2.95%
  Time deposits            65,489   1,686     5.15%     54,860     2,215   4.04%
  Other interest bearing
    liabilities            26,419     815     6.17%     25,568     1,354   5.30%
                          ------------------------------------------------------
                          183,568   3,839     4.18%    174,426     5,813   3.33%
                          ------------------------------------------------------
  Total interest bearing
    liabilities
Non interest bearing
  liabilities:
  Demand deposits          22,002                       20,259
  Other liabilities         1,534                        2,367
  Stockholders' equity     14,800                       15,179
  Total liabilities and  --------                     --------
    stockholders' equity $221,904                     $212,231
                         ========                     ========
                                   ------                        -------
Net interest income                $3,701                        $ 6,889
                                   ======                        =======
Net yield on interest
  earning assets                              3.50%                        3.44%
                                              =====                        =====

 PROVISION AND ALLOWANCE FOR LOAN LOSSES
 ---------------------------------------
     The Company maintains an allowance for loan losses which is recorded through a provision for loan losses. The provision for loan losses is charged to operations based on management's assessment of such loan related factors as loan risk, including collateral and liquidation value of that collateral, loan type, current economic conditions and other pertinent factors.

     The Company, in its assessment of the allowance for loan losses, utilizes a risk rating system. This system involves an ongoing review of the loan portfolio that culminates in loans being assigned a risk factor based upon various credit criteria. If the review indicates a possibility that some portion of the loan may result in a loss, a specific allowance is established for the amount of the estimated loss. If the review indicates that it is probable that some portion of the loan will result in a loss, that portion of the loan is charged-off as a reduction of the loan and allowance for loan losses balance. In determining the allowance for loan losses for the balance of the portfolio, loans are classified as to industry and collateral type with risk assessments made for each category of loans. Reserve requirements are then established for each category and provided for in the allowance for loan losses.

     For the three months ended June 30, 1995 and 1994 the Company did not record a provision to the allowance for loan losses. For the six months ended June 30, 1995 and 1994, the Company recorded a provision to the allowance for loan losses of $25,000 and $25,000, respectively. The following table illustrates nonperforming assets and allowance for possible loan loss coverage ratios for the Company at June 30, 1995 and December 31, 1994.

                                                         June 30,  December 31,
                                                           1995         1994
                                                           ----         ----
                                                        (thousands of dollars)

     Nonaccruing loans                                   $1,946         $851
     Other real estate owned, net                           958        1,016
                                                          -----        -----
     Total nonperforming assets                          $2,904       $1,867
                                                          =====        =====
     Restructured and performing loans                     $579         $865
                                                          =====        =====
     Nonaccruing loans to gross loans                      2.27%        1.09%
     Nonperforming assets to total assets                  1.28%         .87%
     Allowance for loan losses                           $3,016       $3,004
     Coverage Ratios:
     Allowance for loan losses to gross loans              3.51%        3.85%
     Allowance for loan losses to nonperforming assets   103.86%      160.90%

     Had the nonaccruing loans in the table above been current, gross interest income on these loans for the six months ended June 30, 1995 would have been approximately $149,000. There was no interest income actually recorded on these loans during 1995.

 OTHER OPERATING REVENUE
 -----------------------

     For the three and six months ended June 30, 1995, total other operating revenue increased $10,000 or 3% and decreased $173,000 or 21%, as compared to the three and six months ended June 30, 1994, respectively. The increase in the second quarter is due to $26,000 in securities gains, which was partially offset by a decrease in other revenue of $17,000 or 57%. The decline for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 reflects lower mortgage origination fees as compared to 1994 offset by increases in deposit and service charge revenue in 1995. The decline in mortgage origination fees during 1995 is the result of higher prevailing interest rates on a year-to-year basis which curbed mortgage loan demand.

 OTHER OPERATING EXPENSES
 ------------------------

     For the three months ended June 30, 1995 total other operating expenses remained stable as compared to the three months ended June 30, 1994. For the six months ended June 30, 1995, other operating expenses increased $34,000 or 1% as compared to the six months ended June 30,

 1994. The increase is primarily due to increases in salaries and benefits, partially offset by lower other operating expenses.

     Total other operating expenses as a percentage of average total assets declined to an annual rate of 2.69% for the six months ended June 30, 1995 from 2.97% for the six months ended June 30, 1994.

     For the three and six months ended June 30, 1995 salaries and benefits expense increased $30,000 or 4% and $79,000 or 5%, respectively, versus the three and six months ended June 30, 1994. The increase reflects increases in the cost of comprehensive benefits, primarily medical and dental insurance offered to employees, combined with unemployment and FICA taxes, and an increase in full-time equivalent employees to support the Company's growth in assets.

     Occupancy expense remained stable for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. For the six months ended June 30, 1995, occupancy expense increased $2,000 or 1% as compared to the six months ended June 30, 1994. This increase is due to scheduled rent increases.

     For the three and six months ended June 30, 1995, FDIC insurance premiums increased $1,000 or 1% and $4,000 or 2% as compared to the three and six months ended June 30, 1994. The increase is due to the growth in deposits during the three and six months ended June 30, 1995 versus the three and six months ended June 30, 1994.

     For the three and six months ended June 30, 1995, depreciation decreased $7,000 or 7% and $15,000 or 8% as compared to the three and six months ended June 30, 1994. The decrease was due to more assets becoming fully depreciated during the quarter than were purchased.

     For the three months ended June 30, 1995, advertising and marketing increased $5,000 or 8% as compared to the three months ended June 30, 1994. The increase reflects a renewed effort to increase the Bank's level of advertising and marketing for the last three quarters of 1995. For the six months ended June 30, 1995, advertising and marketing decreased $2,000 or 2% as compared to the six months ended June 30, 1994. The decrease is from the first quarter and reflects lower advertising, public relations and direct marketing of the Bank's products in the first quarter of 1995.

     Foreclosure expense and cost of other real estate owned remained stable for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994. This stability is a direct result of the general stability in the loan portfolio.

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

     Total deposits of the Bank increased $1,925,000 or 1% to $184,656,000 at June 30, 1995 from December 31, 1994 when total deposits were $182,731,000. Deposit balances increased due primarily to higher CD and other time deposit balances at June 30, 1995.

     In addition to deposits (the Bank's primary funding and liquidity source) liquidity is managed through continuous maturity of earning assets, federal funds lines of credit and Federal Home Loan Bank Advances.

     The Company's total capital increased $2,636,000 from December 31, 1994 to June 30, 1995, due to the net income of $846,000 for the six months ended June 30, 1995 and by the improvement in unrealized losses on investments available-for-sale of $1,716,000. Illustrated below are the Company's capital to asset ratios and the corresponding regulatory minimums.

                                                   Hometown Bancorporation, Inc.
                                                          Capital Ratios
                                                        June 30,    Regulatory
                                                          1995        Minimum
                                                        --------    ----------

 Tier one leverage capital ratio                           6.93%       4.00%
 Risk-based capital ratio                                 15.30%       8.00%

 The following summarizes the Company's investment portfolio by type of security at June 30, 1995:

                                                       Carrying      Approximate
                                                        Amount       Fair Value
                                                       --------      -----------
                                                         (thousands of dollars)
 Investments held to maturity:

     U. S. Agency Mortgage-Backed Securities            $23,038         $22,939
     Other U. S. Agency Obligations                      10,413          10,424
     Other mortgage-backed securities                     9,659           9,186
     U. S. Treasury Securities                            1,008           1,015
                                                         ------          ------
                                                        $44,118         $43,564
                                                         ======          ======
 Investments available for sale:

     U. S. Agency Mortgage-Backed Securities            $49,971         $49,331
     Other mortgage-backed securities                    21,470          20,934
     U. S. Treasury Securities                            3,049           3,039
     Federal Home Loan Bank Stock                         1,717           1,717
                                                         ------          ------
                                                        $76,207         $75,021
                                                         ======          ======

 Part II - Other Information

 ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
 ------------------------------------------

     (a)   Exhibits


 NO.       DESCRIPTION
 ---       -----------

 27        Financial Data Schedule

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Hometown Bancorporation, Inc.



 Date:  November 1, 1995                     By:/s/KEVIN E. GAGE
                                                Kevin E. Gage
                                                President and
                                                Chief Executive Officer



 Date:  November 1, 1995                     By:/s/ALBERT T. JARONCZYK
                                                Albert T. Jaronczyk
                                                Senior Vice President and
                                                Chief Financial Officer