Form 10-Q
period 1995-09-30
HOMETOWN BANCORPORATION INC
filed 1995-11-14
CIK 812699

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995
                                 ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to_____________

Commission file number      0-16272
                        -----------

                            Hometown Bancorporation, Inc.
                            -----------------------------
               (Exact name of Registrant as specified its charter)

          Delaware                                       06-1199559
          --------                                       ----------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)

                 20 West Avenue, P.O. Box 1265, Darien, CT  06820
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

YES    X      NO
      ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

          Class                               Outstanding at October 31, 1995
          -----                               -------------------------------
Common Stock (Voting), $1 par
          Value                                       1,683,146
                                                      ---------

                            HOMETOWN BANCORPORATION, INC.
                            -----------------------------

                                       INDEX
                                       -----


                                                                          Page
                                                                          ----

     Part I - Financial Information
     ------------------------------

          Item 1. - Financial Statements
          -------

               Consolidated Balance Sheet -
                  September 30, 1995 and December 31, 1994                3

               Consolidated Statement of Income -
                  Three Months Ended September 30, 1995 and 1994          4

               Consolidated Statement of Income -
                  Nine Months Ended September 30, 1995 and 1994           5

               Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 1995 and 1994           6

          Item 2. - Management's Discussion and Analysis of
          -------   Financial Condition and Results of Operations      7-11

     Part II - Other Information
     ---------------------------

          Item 6. - Exhibits and Reports on Form 8-K                     12
          -------

          Signatures                                                     13

Part I
Item 1. - Financial Statements
------------------------------

                          Hometown Bancorporation, Inc.
                           Consolidated Balance Sheet
                (000's of dollars except par value and share amounts)

                                                   September 30,  December 31,
                                                       1995            1994
                                                       ----            ----
                                                                    (restated)
ASSETS                                              (unaudited)    (unaudited)
Cash and due from banks                               $9,123          $8,549
Investments available for sale, at fair value         73,853          76,854
Investments held to maturity (fair value:
    $39,845 in 1995 and $44,965 in 1994)              40,282          46,273
Loans, less allowance for loan losses of
    $3,055 in 1995 and $3,004 in 1994                 83,928          74,940
Equipment and leasehold improvements, net of
    accumulated depreciation of $1,815 in 1995
    and $1,576 in 1994                                 1,522           1,627
Other real estate owned                                  878           1,016
Other assets                                           7,877           4,732
                                                    --------        --------
    Total Assets                                    $217,463        $213,991
                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                           $23,886         $24,932
    NOW and money market accounts                     71,968          77,050
    Savings deposits                                  12,255          14,369
    Certificates of deposit of $100 and over          11,230           9,351
    Other time deposits                               56,260          57,029
                                                     -------         -------
                                                     175,599         182,731
FHLBB advances                                        23,950          16,681
Accrued interest and other liabilities                 2,130           2,042
                                                     -------         -------
    Total Liabilities                                201,679         201,454
                                                     _______         _______
STOCKHOLDERS' EQUITY
Preferred Stock, par value $1; 2,000,000 shares
    authorized, none issued and outstanding
Common Stock, par value $1; 10,000,000 shares
    authorized, 1,683,146 and 1,680,096 issued
    and outstanding in 1995 and 1994, respectively     1,833           1,833
Surplus                                               14,023          13,960
Retained earnings                                      1,386             534
Treasury stock - 149,959 and 153,255 shares in 1995
    and 1994, respectively, at cost                     (870)           (887)
Unrealized loss on investments available for sale       (588)         (2,903)
                                                    ---------        --------
    Total Stockholders' Equity                        15,784          12,537
                                                    --------         --------
Total Liabilities and Stockholders' Equity          $217,463        $213,991
                                                    ========        ========

                           Hometown Bancorporation, Inc.
                         Consolidated Statement of Income
              (000's of dollars except par value and share amounts)

                                                    For the three months ended
                                                          September 30,
                                                       1995            1994
                                                       ----            ----
                                                                    (restated)
Interest and dividend income:                       (unaudited)    (unaudited)
    Interest and fees on loans                        $2,019          $1,804
Interest on investment securities:
    Taxable:
    Obligations of U.S. Agencies                       1,257             971
    Other                                                494             573
Interest on federal funds sold                             5               5
Dividends                                                 37              37
                                                       -----           -----
    Total interest and dividend income                 3,812           3,380
Interest expense:
    Deposits                                           1,566           1,245
    Other                                                378             330
                                                       -----           -----
                                                       1,944           1,575
                                                       -----           -----
Net interest income                                    1,868           1,805
Provision for loan losses                                 25              25
Provision for OREO losses                                 25              --
                                                       -----           -----
Net interest income after provision for
    loan and OREO losses                               1,818           1,780
Other operating revenue:
    Deposit and other service charges                    161             165
    Mortgage origination fees                            128             100
    Securities gains                                      --              --
    Other                                                 60              37
                                                       -----           -----
Net interest income and operating revenue              2,167           2,082
Other operating expenses:
    Salaries and benefits                                808             760
    Occupancy expense                                    137             142
    FDIC insurance premiums                              (10)             93
    Depreciation                                          81             100
    Advertising and marketing                             69              62
    Foreclosure expense and cost of other
         real estate owned                                36              30
    Legal and Accounting                                 580              26
    Other operating expenses                             446             353
                                                       -----           -----
    Total other operating expenses                     2,147           1,566
                                                       -----           -----

Income before taxes                                       20             516
Provision for federal and state income taxes               7             187
                                                         ---            ----
Net income                                               $13            $329
                                                         ===            ====

Earnings per share:
    Primary earnings per share                          $.01            $.19
                                                        ====            ====
    Average number of shares outstanding           1,767,160       1,758,032
                                                   =========       =========
    Fully diluted earnings per share                    $.01            $.19
                                                        ====            ====
    Average number of shares outstanding           1,770,033       1,758,459
                                                   =========       =========

                            Hometown Bancorporation, Inc.
                          Consolidated Statement of Income
                (000's of dollars except par value and share amounts)

                                                    For the nine months ended
                                                          September 30,
                                                       1995            1994
                                                                   (restated)
Interest and dividend income:                      (unaudited)    (unaudited)
    Interest and fees on loans                        $5,636          $5,082
Interest on investment securities:
    Taxable:
    Obligations of U.S. Agencies                       4,067           2,470
    Other                                              1,538           1,588
Interest on federal funds sold                             5              51
Dividends                                                106              79
                                                     -------         -------
    Total interest and dividend income                11,352           9,270
Interest expense:
    Deposits                                           4,593           3,223
    Other                                              1,190             868
                                                     -------         -------
                                                       5,783           4,091
                                                     -------         -------
Net interest income                                    5,569           5,179
Provision for loan losses                                 50              50
Provision for OREO losses                                 45              34
                                                     -------         -------
Net interest income after provision for
    loan and OREO losses                               5,474           5,095
Other operating revenue:
    Deposit and other service charges                    524             492
    Mortgage origination fees                            323             435
    Securities gains                                      26              45
    Other                                                106             133
                                                     -------         -------
Net interest income and operating revenue              6,453           6,200
Other operating expenses:
    Salaries and benefits                              2,332           2,205
    Occupancy expense                                    424             427
    FDIC insurance premiums                              193             292
    Depreciation                                         239             298
    Advertising and marketing                            192             188
    Foreclosure expense and cost of other
       real estate owned                                  96              90
    Legal & Accounting                                   610              79
    Other operating expenses                           1,154           1,046
                                                     -------         -------
    Total other operating expenses                     5,240           4,625
                                                     -------         -------

Income before taxes                                    1,213           1,575
Provision for federal and state income taxes             354             569
                                                     -------         -------
Net income                                              $859          $1,006
                                                     =======         =======
Earnings per share:
    Primary earnings per share                          $.49            $.58
                                                        ====            ====
    Average number of shares outstanding           1,764,824       1,749,548
                                                   =========       =========
    Fully diluted earnings per share                    $.49            $.57
                                                        ====            ====
    Average number of shares outstanding           1,769,535       1,750,683
                                                   =========       =========

                         Hometown Bancorporation, Inc.
                     Consolidated Statement of Cash Flows
                           (thousands of dollars)

                                                    For the nine months ended
                                                          September 30,
                                                       1995            1994
                                                                    (restated)
Cash Flows from Operating Activities:               (unaudited)    (unaudited)
Net income                                              $859          $1,006
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization, net                   493             453
    Provision for loan losses and OREO losses             95              84
    Securities gains                                     (26)            (45)
    (Increase) in other assets                        (3,399)           (855)
    Increase (decrease) in other liabilities              88          (1,029)
                                                      ------          -------
Net cash (used) by operating activities               (1,890)           (386)
                                                      ------          -------

Cash Flows from Investing Activities:
Proceeds from the maturity of investments held
    to maturity                                        5,991          13,916
Purchase of investments held to maturity                  --         (23,513)
Proceeds from the maturity of investments
    available for sale                                 9,364          14,329
Purchase of investment securities available
    for sale                                         (24,588)        (42,374)
Proceeds from the sale of investments available
    for sale                                          20,566           9,615
Net (increase) decrease in loans                      (9,039)          4,106
Decrease in foreclosed assets                             92             119
(Purchase) of capital assets                            (134)           (140)
                                                      ------          -------
Net cash provided (used) by investing activities       2,252         (23,942)
                                                      ------          -------

Cash Flows from Financing Activities:
Net (decrease) in demand deposits, NOW
    accounts, money market accounts and
    savings accounts                                  (8,242)         (3,084)
Net increase in certificates of deposit
    and other time deposits                            1,110          22,166
Increase (decrease) in FHLBB advances                  7,269            (705)
Exercise of stock options                                 75              98
                                                      ------          ------
Net cash provided by financing activities                212          18,475
                                                      ------          ------

Net increase (decrease) in cash and cash equivalents     574          (5,853)
Cash and cash equivalents at the beginning of
    the period                                         8,549          13,494
                                                      ------          ------
Cash and cash equivalents at the end of the period    $9,123          $7,641
                                                      ======          ======

Item 2. -     Management's  Discussion and Analysis of Financial Condition
              ------------------------------------------------------------
              and Results of Operations
              -------------------------


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

     The Bank, which currently has offices in Darien and Westport, Connecticut, is a full service commercial institution with a market area within Southern Fairfield County. Its commitment to service excellence is supported by a flexible approach to banking, immediate problem resolution and local decision making with fast turnaround. The staff's commitment to excellence is evidenced by low turnover of personnel with courteous and efficient service.

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

Results of Operations
---------------------

     The Company earned consolidated net income of $13,000 or $.01 per share and $329,000 or $.19 per share for the three months ended September
30, 1995 and 1994, respectively. The Company earned consolidated net income of $859,000 or $.49 per share and $1,006,000 or $.58 per share ($.57 fully diluted) for the nine months ended September 30, 1995 and 1994, respectively. Net operating income declined by $147,000 or 14.6% from $1,006,000 or $.58 per share ($.57 fully diluted) during the first nine months of 1994 to $859,000 or $.49 per share during the first nine months of 1995.

Net Interest Income
-------------------

     Net interest income increased $63,000 or 3.5% and $390,000 or 7.5% for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, respectively. The increases in net interest income were due primarily to an increase in average interest earning assets for the three and nine month periods as compared to the prior year. In addition, growth in the investment portfolio during 1994 and into the first half of 1995 was concentrated in
U. S. Agency-issued teaser rate ARM instruments. These securities are generally tied to the one-year Constant Maturity Treasury (CMT) index and are subject to coupon repricing and a periodic 2% limit over the then-current coupon. Given the steep rise in interest rates during the nine months ended September 30, 1995, as teaser rates reset, the Bank will continue to benefit from currently higher coupon income. Below is the yield analysis for the nine months ended September 30, 1995 and for the year ended December 31, 1994.

                                            HOMETOWN BANCORPORATION, INC.
                                                   YIELD ANALYSIS
                                                 (000's of dollars)

                                                   For the Nine Months Ended               For the Year Ended
                                                      September 30, 1995                    December 31, 1994
                                                 Average                              Average
                                                 Balance     Interest    Yield        Balance     Interest    Yield
ASSETS

Interest earning assets:

    Loans                                        $ 80,530    $ 5,636     9.34%        $ 85,968    $ 6,912     8.04%
    Investment securities                         126,840      5,711     6.00%         112,713      5,739     5.09%
    Federal funds sold                                118          5     5.57%           1,573         51     3.24%
                                                 ------------------------------------------------------------------
    Total interest earning assets                 207,488     11,352     7.31%         200,254     12,702     6.34%
                                                 ------------------------------------------------------------------

Non interest earning assets

    Cash and due from banks                         7,245                                6,952
    Allowance for loan losses                      (3,022)                              (3,267)
    Other assets                                    9,196                                8,292
                                                 ---------                            --------
    Total assets                                 $220,907                             $212,231
                                                 =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities
    Savings deposits                             $ 13,456        224     2.23%        $ 15,834        337     2.13%
    NOW accounts                                   25,815        284     1.47%          26,586        387     1.46%
    Money market deposits                          51,479      1,464     3.80%          51,578      1,520     2.95%
    Time deposits                                  65,820      2,609     5.30%          54,860      2,215     4.04%
    Other interest bearing liabilities             26,314      1,202     6.11%          25,568      1,354     5.30%
                                                 ------------------------------------------------------------------
    Total interest bearing liabilities            182,884      5,783     4.23%         174,426      5,813     3.33%
                                                 ------------------------------------------------------------------

Non interest bearing liabilities:

    Demand deposits                                22,109                               20,259
    Other liabilities                                 504                                2,367
    Stockholders' equity                           15,410                               15,179
                                                 ---------                            --------
    Total liabilities and stockholders' equity   $220,907                             $212,231
                                                 =========                            =========
                                                             -------                              -------
Net interest income                                          $ 5,569                              $ 6,889
                                                             =======                              =======
Net yield on interest earning assets                                     3.58%                                3.44%
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

     For the three months ended September 30, 1995 and 1994 the Company recorded a $25,000 provision to the allowance for loan losses for each period. For the nine months ended September 30, 1995 and 1994, the Company recorded a provision to the allowance for loan losses of $50,000 for each period. The following table illustrates nonperforming assets and allowance for possible loan loss coverage ratios for the Company at September 30, 1995 and December 31, 1994.

                                                  September 30,  December 31,
                                                      1995           1994
                                                    (thousands of dollars)

     Nonaccruing loans                                $2,020            $851
     Other real estate owned, net                        878           1,016
                                                      ------          ------
     Total nonperforming assets                       $2,898          $1,867
                                                      ======          ======
     Restructured and performing loans                  $559            $865
                                                      ======          ======
     Nonaccruing loans to gross loans                  2.32%           1.09%
     Nonperforming assets to total assets              1.33%            .87%
     Allowance for loan losses                       $3,055           $3,004
     Coverage Ratios:
     Allowance for loan losses to gross loans          3.51%           3.85%
     Allowance for loan losses to nonperforming
        assets                                       105.42%         160.90%

     Had the nonaccruing loans in the table above been current, gross interest income on these loans for the nine months ended September 30, 1995 would have been approximately $129,000. Interest income was not recorded on these loans during 1995 for the period they were non-performing.

Other Operating Revenue
-----------------------

     For the three and nine month periods ended September 30, 1995, total other operating revenue increased $47,000 or 15.6% and decreased $126,000 or 11.4%, as compared to the three and nine months ended September 30, 1994, respectively. The increase in the current quarter is due to an improvement in mortgage originations and related fees, coupled with the realization of a $26,000 gain on a disposal during the period of other real estate owned. The decline for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 reflects lower mortgage origination fees as compared to 1994 offset by increases in deposit and service charge revenue in 1995. The decline in mortgage origination fees in general during 1995 is the result of higher prevailing interest rates on a year-to-year basis which curbed mortgage loan demand and restricted refinancing opportunities.

Other Operating Expenses
------------------------

     For the three-month period ended September 30, 1995 total operating expenses increased by $581,000 or 37.1% as compared to the three-month period ended September 30, 1994. For the nine month-period ended September 30, 1995, total other operating expenses increased $615,000 or 13.3% as compared with the same period ended September 30, 1994. During the quarter ended September 30, 1995, the Company provided a charge of $530,000 covering professional fees and expenses relating to the Company's internal investigation and related matters which led to the restatement of financial results for prior reporting periods.

     Total other operating expenses as a percentage of average total assets increased to an annual rate of 3.16% for the nine months ended September 30, 1995 from 2.93% for the nine months ended September 30, 1994.

     For the three and nine months ended September 30, 1995 salaries and benefits expense increased $48,000 or 6.3% and $127,000 or 5.8%, respectively, versus the three and nine months ended September 30, 1994. The increase reflects increases in the cost of comprehensive benefits, primarily medical and dental insurance, offered to employees, combined with unemployment and FICA taxes, and an increase in full-time equivalent employees to support the Company's growth in assets.

     Occupancy expense improved $5,000 or 3.5% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. For the nine months ended September 30, 1995, occupancy expense declined $3,000 or 1% as compared to the nine months ended September 30, 1994.

     For the three and nine months ended September 30, 1995, FDIC insurance premiums improved $103,000 and $99,000 as compared to the three and nine months ended September 30, 1994. FDIC insurance premiums were reduced for all members effective June 1, 1995 due to the successful recapitalization of the Bank Insurance Fund. The current quarter results reflect the effect of the new rate and a recovery of premium from June, 1995.

     For the three and nine months ended September 30, 1995, depreciation decreased $19,000 or 19% and $59,000 or 20% as compared to the three and nine months ended September 30, 1994. The decrease was due to more assets becoming fully depreciated during the current periods as compared with 1994, net of any new purchases.

     For the three months ended September 30, 1995, advertising and marketing increased $7,000 or 11% as compared to the three months ended September 30, 1994. The increase reflects a renewed effort to increase the Bank's level of advertising and marketing for the last three quarters of 1995. For the nine months ended September 30, 1995, advertising and marketing increased $4,000 or 2% as compared to the nine months ended September 30, 1994.

     Foreclosure expense and cost of other real estate owned increased by $6,000 for the three and nine month periods ended September 30, 1995 as compared to the three and nine months ended September 30, 1994. This increase reflects the Company's continued efforts to protect its rights under loan contracts and on the value of other real estae owned.

Liquidity and Capital Resources
-------------------------------

     Total deposits of the Bank decreased $7,132,000 or 3.9% to $175,599,000 at September 30, 1995 from December 31, 1994 when total deposits were $182,731,000. Deposit balances decreased due primarily to depositor activity in transaction accounts.

     In addition to deposits (the Bank's primary funding and liquidity source) liquidity is managed through continuous maturity of earning assets, federal funds lines of credit and Federal Home Loan Bank Advances.

     The Company's total capital increased $3,247,000 from December 31, 1994 to September 30, 1995, primarily due to the net income of $859,000 for the nine months ended September 30, 1995 and by the improvement in unrealized losses on investments available-for-sale of $2,315,000. Illustrated elow are the Company's capital to asset ratios and the corresponding regulatory minimums.

                                                Hometown Bancorporation, Inc.
                                                       Capital Ratios
                                               September 30,       Regulatory
                                                   1995             Minimum
                                                   ----             -------
Tier one leverage capital ratio                    7.28%             4.00%
Risk-based capital ratio                          16.29%             8.00%

The following summarizes the Company's investment portfolio by type of security at September 30, 1995:

                                                   Carrying       Approximate
                                                    Amount        Fair Value
                                                    ------        ----------
                                                    (thousands of dollars)
Investments held to maturity:

     U. S. Agency Mortgage-Backed Securities         $21,452         $21,313
     Other U. S. Agency Obligations                    8,417           8,378
     Other mortgage-backed securities                  9,407           9,144
     U. S. Treasury Securities                         1,006           1,010
                                                     -------         -------

                                                     $40,282         $39,845
                                                     =======         =======
Investments available for sale:

     U. S. Agency Mortgage-Backed Securities         $48,946         $48,663
     Other mortgage-backed securities                 20,750          20,453
     U. S. Treasury Securities                         3,028           3,020
     Federal Home Loan Bank Stock                      1,717           1,717
                                                     -------         -------

                                                     $74,441         $73,853
                                                     =======         =======

Forward Outlook
---------------

     Management anticipates light to modest loan demand for the remainder of 1995 and will continue to carefully evaluate this demand based on the creditworthiness of the borrower and the relative strength of the economy in the Company's market.

     Management is anticipating the maintenance of a favorable net interest margin throughout the remainder of 1995.

Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

     (a)  Exhibits

No.       Description
---       -----------

27        Financial Data Schedule

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 1995, the Company filed current reports on Form 8-K dated August 8, 1995 and August 25, 1995, in each case responding to Items 5 and 7 of the Form 8-K.

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Hometown Bancorporation, Inc.



Date:  November 14, 1995                     By:/s/ Kevin E. Gage
                                                -------------------------
                                                Kevin E. Gage
                                                President and
                                                Chief Executive Officer



Date:  November 14, 1995                     By:/s/ Albert T. Jaronczyk
                                                ------------------------
                                                Albert T. Jaronczyk
                                                Senior Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX

No.       Description
---       -----------

27        Financial Data Schedule