Form 10-K/A
period 1994-12-31
HOMETOWN BANCORPORATION INC
filed 1995-11-22
CIK 812699

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-K/A

                                AMENDMENT NO. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994
                          -----------------

                                      OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition perior from __________ to __________

Commission File Number  0-16272
                        -------

                        HOMETOWN BANCORPORATION, INC.
                        --------------------------
         (Exact name of registrant as specified in its charter)

             Delaware                                   06-1199559
             --------                                   ----------
  (State or other jurisdiction              (IRS Employer Identification No.
of incorporation or organization)

                  20 West Avenue, Darien, Connecticut 06820-0513
                  ----------------------------------------------
          (Address of Principal executive offices, including zip code)

                              (203) 656-2265
                              --------------
          (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          Title of Class             Name of each exchange on which registered
          --------------             -----------------------------------------

                            None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $1.00 per share
                   ---------------------------------------

                         Common Stock Purchase Rights
                         ----------------------------

                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No
                                   -----          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

The aggregate maket value of the voting stock held by non-affiliates of the registrant was $14,858,841 on January 31, 1995. On that date 1,681,126 shares of Common Stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Document                    Part of 10-K into which incorporated
              --------                    ------------------------------------

Proxy Statement for 1995                                Part I
Annual Meeting of Stockholders

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K of Hometown Bancorporation, Inc. is being filed principally to provide restated financial information for the years 1994, 1993 and 1992. Certain other information has also been updated to a more recent date.

                               TABLE OF CONTENTS

Part I.                                                                    Page
-------                                                                    ----

Item 1      - Business                                                        2

Item 4A -     Executive Officers of the Registrant                            6

Part II.
--------

Item 6 -      Selected Financial Data                                         6

Item 7 -      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7

Item 8 -      Financial Statements and Supplementary Data                    20

Part IV.
--------

Item 14 -     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                    43

                                       Part I
                                       ------

Item 1 - Business
-----------------

     Hometown Bancorporation, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 14, 1987 to operate principally as a bank holding company for The Bank of Darien (the "Bank"). On July 21, 1987, each share of the Bank's outstanding common stock was exchanged for one share of Common Stock, par value $1.00, of the Company. In 1987, the Company sold 1,285,000 shares of common stock to the public. Net proceeds from the offering totalled $10,962,000. The Bank is the sole subsidiary of the Company. The business of the Company consists of ownership of the capital stock of the Bank.

     The Bank began operations in 1985. On December 1, 1989, the second office of the Bank opened in Westport, Connecticut.

     In April 1992, the Bank assumed all of the deposits and purchased certain assets of the Norwalk Bank which had been declared insolvent and for which the Federal Deposit Insurance Corporation (the "FDIC") had been appointed as receiver.

     The Bank engages in the commercial banking business tailored to meet the needs of the residents and businesses of Darien and Westport, Connecticut, and the surrounding areas. The Bank offers a broad range of deposit accounts with emphasis on serving the needs of individuals, small and medium-sized businesses and professionals. The Bank does not currently offer trust services or international banking services.

     The Bank faces strong competition from numerous existing Connecticut and out-of-state bank holding companies, commercial banks, savings banks and savings and loan associations which have been in business for many years and have established customer bases and which may provide a greater range of services than the Bank. Competition also comes from other businesses which provide financial services, including consumer finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, money market mutual funds and private lenders. Many of these competitors are substantially larger than the Bank and have greater lending limits, serve larger geographic markets and have larger customer bases than the Bank.

     Over time, intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks as well as other financial institutions. This increase in competition has forced banks and other financial service institutions to diversify their services and become more cost effective as a result of competition with one another and with new types of financial service companies, including non-bank competitors. These events have resulted in increasing homogeneity in the financial services offered by banks and other financial institutions.

     The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, which regulates and limits the activities of the Company. In general, the Company and its subsidiaries are prohibited from engaging in or acquiring direct or indirect control of any company engaged in nonbanking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, the Company must obtain the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to acquire control of any bank; to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any other company; or to merge or consolidate with another bank holding company.

     Federal antitrust laws also place limitations on the acquisition of additional banks and other businesses.

     The Company is an "affiliate" of the Bank, within the meaning of the Federal Reserve Act and of FDIC regulations, which impose certain restrictions on loans by the Bank to affiliates, on investments in their stock or securities, and on taking their stock or securities as collateral for loans to any borrower. The Company and the Bank are subject to examination by the Federal Reserve Board.

     The FDIC's enforcement powers have been significantly expanded under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), many provisions of which became effective as of December 19, 1992. The types of actions which may be taken by the FDIC under the statute vary depending upon, among other things, the institution's placement in one of five categories, based on capital position, ranging from "well capitalized" to "critically undercapitalized," and on its financial condition and prospects generally. As of December 31, 1994, the Bank believes that it was "well capitalized" within the meaning of FDICIA.

     The Bank is subject to federal and state laws applicable to banks and is subject to regulation and examination by the Banking Commissioner of Connecticut and the FDIC.

     Under Connecticut law, state bank and trust companies and other banking institutions are no longer prohibited from opening offices in Darien. In 1990, Connecticut law was amended to permit the acquisition of Connecticut banks or Connecticut bank holding companies by out-of-state bank holding companies with the prior approval of the Connecticut Banking Commissioner. In 1994, federal legislation was passed which would permit nationwide branching by banks beginning in 1996. While state legislatures can elect not to have this statute apply to their states, the Connecticut legislature has not, as of the date hereof, taken any action which would prevent the new federal law from applying in Connecticut. The Company cannot assess the impact of this legislation or the action of the banking authorities on the Bank but anticipates that it will likely result in increased competition.

     On January 27, 1989, the Federal Reserve Board issued its final risk based capital guidelines for banks and bank holding companies. The rule currently requires a minimum ratio of total capital to risk weighted assets of 8%. The Company's consolidated and the Bank's ratios of total capital to risk weighted assets at December 31, 1994 were 15.46% and 14.78%, respectively.

     There is not a material portion of the Bank's loans concentrated within a single industry or group of related industries. However, approximately 64% and 19% of the Bank's loans outstanding at December 31, 1994 were collateralized by residential and commercial real estate, respectively.

     There has been no material portion of the Bank's deposits obtained from a single person or a few persons, the loss of any one of which would have a material adverse effect on the business of the Bank.

     The Bank offers a broad range of consumer and commercial banking services, with emphasis on serving the needs of individuals, small and medium-sized businesses and professionals in its service area. The deposit accounts, both consumer and commercial, which the Bank offers include checking accounts, interest-bearing "NOW" accounts, insured money market accounts, certificates of deposit, savings accounts, Individual Retirement Accounts and Keogh Accounts. Other services include credit cards, money orders, travelers' checks and access to an automated teller network.

     The Bank offers real estate loans to individuals including mortgages, home improvement, bridge loans and home equity lines of credit. Other personal loans include overdraft lines of credit and loans for automobiles, boats, tuition and for the purchase of marketable securities. Loans offered to small and medium-sized businesses include unsecured and secured loans to service companies, manufacturers, wholesalers, retailers and professionals doing business in the region.

     The Bank offers both fixed rate and adjustable rate mortgages for the purchase or refinancing of residences. The Bank's adjustable rate mortgages have generally provided for annual adjustments of interest based on an index of U.S. government securities. The maximum interest rate increase per year on the Bank's variable rate mortgages is 2% and the maximum increase over the life of the mortgage is 6%. Both the fixed rate and the adjustable rate mortgages offered by the Bank generally have terms of either fifteen or thirty years, although the Bank will consider any other maturity requested by the borrower. Mortgages may be sold to the secondary market.

     The Bank makes commercial loans to smaller and medium-sized local businesses and professionals, generally for working capital purposes or to finance the purchase of real estate or equipment. Such loans are usually made at a floating interest rate based on the Bank's "prime rate." The interest rate on such loans changes whenever the prime rate changes.

     The Bank makes a variety of types of personal loans, including automobile, boat, credit card and other installment loans. While the Bank offers fixed rates on some of its consumer loans, most of its consumer loans, with the exception of credit cards, have variable interest rates. Consumer loans account for approximately 6% of the Bank's loan portfolio.

     The Bank has developed relationships with other banks to provide services requested by the Bank's customers which the Bank does not currently make available. The Bank will request other banks to participate in loans to customers where the loan amounts exceed the Bank's policies or legal lending limits.

     The Bank's market for deposits is concentrated in Darien, Norwalk, Stamford and Westport, Connecticut. Its lending area includes principally the cities of Stamford and Norwalk, Connecticut and the towns of Darien, Greenwich, Westport, New Canaan, Wilton and Weston, Connecticut.

     The Bank has no material patents, trademarks or licenses.

     The Bank spent $1,000, $16,000 and $3,000 on market research during the years ended December 31, 1994, 1993 and 1992, respectively.

     Compliance by the Bank with federal, state and local provisions which have been enacted or adopted regulating or otherwise relating to the discharge of materials into the environment is not expected to have any material effect upon the capital expenditures, earnings and competitive position of the Bank.

     The number of persons employed by the Bank is 87. The Company has no employees who are not also employees of the Bank.

     While the business of the Bank is generally not seasonal, there may be times of the year when mortgage origination activity is stronger than at other times.

     The Bank does not engage in material operations in foreign countries and a material portion of its revenues is not derived from customers in foreign countries.

Item 4A - Executive Officers of the Registrant
----------------------------------------------

     The following table sets forth the names of all executive officers of the Company or its wholly owned subsidiary, The Bank of Darient (the "Bank"), their ages and all positions held by them with the Company or the Bank.

Name                       Age    Title
----                       ---    -----

Douglas D. Milne, III      43     Chairman of the Board of the Company and
                                  the Bank

Kevin E. Gage              35     President and Chief Executive Officer of
                                  the Company and the Bank

Christine J. Scholtz       43     Senior Vice President and Senior Lending
                                  Officer of the Bank

Albert T. Jaronczyk        43     Senior Vice President and Chief Financial
                                  Officer of the Company and the Bank

     Information concerning the business experience of Messrs. Milne and Gage is included under "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders (the "1995 Proxy") and is incorporated herein by reference.

     Ms. Scholtz has been employed by the Bank for more than 5 years.

     Prior to becoming Senior Vice President and Chief Financial Officer of the Company and the Bank in August, 1995, Mr. Jaronczyk served as Chief Financial Officer of The Bank of Great Neck for more than five years.

     All of the executive officers were elected at the organization meeting of the Board of Directors of the Company in May, 1995 except for Mr. Jaronczyk who was elected to his position by the Boards of Directors of the Company and the Bank in August, 1995. The term of office of each extends until the organization meeting of the Board of Directors of the Company or the Bank, as the case may be, following the next annual meeting of shareholders. None of the executive officers has been elected pursuant to any arrangement with any other person.

     There is no family relationship between any executive officer and another executive officer. None of the executive officers is involved in any legal proceeding requiring disclosure pursuant to Item 404(f) of Regulation S-K of the Securities and Exchange Commission.

Item 6 - Selected Financial Data
--------------------------------

     Set forth below is selected financial data for the Company for the years ended December 31, 1994, 1993, 1992, 1992 and 1990.

                                            Hometown Bancorporation, Inc.
                                               Selected Financial Data
                                     (thousands of dollars except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                   1994           1993          1992         1991           1990
For the Year Ended December 31,                 (Restated)     (Restated)     (Restated)
----------------------------------------------------------------------------------------------------------------
Interest and dividend revenue                    $12,702       $11,304       $11,097       $9,445         $9,264
Interest expense                                   5,813         4,995         5,236        5,281          5,417
Net interest income                                6,889         6,309         5,861        4,164          3,847
Provision for loan losses                             75           360         1,258          800          3,175
Net investment securities gains                       46            27           367          375             27
Before extraordinary credit and cumulative effect:
  Net income (loss)                                1,049         1,239           605         (173)        (3,389)
  Net income (loss) per share - primary             .60           .72           .37          (.11)         (1.95)
  Net income (loss) per share - fully diluted       .60           .72           .37          (.11)         (1.95)
After extraordinary credit and cumulative effect:
  Net income (loss)                                1,049         2,364           861         (173)        (3,389)
  Net income (loss) per share - primary             .60          1.38           .53          (.11)         (1.95)
  Net income (loss) per share - fully diluted       .60          1.38           .53          (.11)         (1.95)
----------------------------------------------------------------------------------------------------------------
December 31,                                        1994          1993          1992          1991          1990
----------------------------------------------------------------------------------------------------------------
Assets                                          $213,991      $201,352      $187,235      $118,902       $97,339
Loans, net                                        74,940        85,461        85,322        60,786        54,580
Allowance for loan losses                          3,004         3,640         3,111         1,825         1,916
Deposits                                         182,731       159,641       154,721       107,617        86,112
Average shares outstanding - primary           1,750,988     1,708,207     1,629,710     1,597,194     1,737,864
Average shares outstanding - fully diluted     1,750,988     1,719,066     1,629,710     1,597,194     1,737,864
----------------------------------------------------------------------------------------------------------------



Item 7 - Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations (Restated)
         ----------------------------------------------

     The Bank, a wholly owned subsidiary of the Company, was formed in 1984 as a commercial bank and commenced operations on October 7, 1985.

     The Company was formed as a one bank holding company in April 1987, and on July 21, 1987, exchanged on a one for one basis, a share of the Company's common stock for each share of the Bank's outstanding common stock.

     This Management's Discussion and Analysis has been prepared on the basis of restated financial statements for the years ended December 31, 1994, 1993 and 1992. Refer to Note 15 of the restated financial statements.

     The Company earned $1,049,000 or $.60 per share - fully diluted for the year ended December 31, 1994. This compares to earnings of $2,364,000 or $1.38 per share and $861,000 or $.53 per share for the years ended December
31, 1993 and 1992, respectively. The results for 1993 included the one-time cumulative effect of the adoption of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), of $1,125,000 or $.66 per share.

     On April 24, 1992 as a result of an action instituted by the Banking Commissioner of the State of Connecticut, The Norwalk Bank, Norwalk, Connecticut (the "Failed Bank") was declared insolvent and the FDIC was appointed the Receiver (the "Receiver") of the Failed Bank. As of the close of business on Friday, April 24, 1992, the Bank assumed all of the deposits and other liabilities in the amount of $73.9 million and purchased assets in the amount of $34.5 million at a net discount of $353,000. The assets acquired consisted primarily of single family residential mortgage loans, home equity loans, other consumer loans and U.S. Treasury and U.S. government agency securities.

     On June 12, 1992 the Bank closed the Failed Bank's 20,000 square foot banking office which was its only banking office. However, the Bank's Westport, Connecticut office, which is less than two miles from the Failed Bank's Norwalk office, services many of the Failed Bank's former customers.

     Results of operations

     The Company's results of operations depend primarily on enhancing net interest income, limiting credit losses as reflected through the provision for loan losses, maximizing other operating income and controlling other operating expenses. The Company's other operating income is generated primarily from fees and service charges, net gains on the sale of investment securities and fees generated from mortgages originated and sold to the secondary market.
The Company's principal operating expenses are salaries and benefits, occupancy, FDIC insurance, depreciation, advertising and marketing expenses and other general and administrative expenses. The Company's results of operations are also significantly affected by prevailing economic conditions, particularly changes in market interest rates and government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions.

     Net interest income is the difference between the income earned on loans, investments and interest rate swaps and interest expense on deposits and borrowings. Interest income on loans and investments is a function of the balances outstanding during the period, the rates earned on such loans and investments and the amortization of fees earned on loans recorded. Interest expense is a function of the amount of deposits and borrowings outstanding during the period and the rates paid on such amounts.

     Net interest income

     Net interest income increased $580,000 or 9% during 1994 versus 1993 due to an increase in net average interest earning assets, offset by a decrease from net interest margins to 3.44% in 1994, from 3.59% in 1993. Net interest income increased $448,000 or 8% during 1993 versus 1992 despite a decline in net interest margins from 3.88% during 1992 to 3.59% during 1993. The increase in net interest income was due primarily to an increase in average interest earning assets.

     The following tables set forth for the periods indicated, the average balances of interest earning assets and interest bearing liabilities and the interest earned or paid thereon expressed in dollars and rates, with the changes for each category analyzed as to the impact of rates and volume.

                                              Hometown Bancorporation, Inc.
                                                   Rate Volume Analysis
                                                        (Restated)
                                                  (thousands of dollars)

------------------------------------------------------------------------------------------------------------------------
-
                                                 1994                           1993             Fluctuations In
Interest
                                               Interest                       Interest                Income/Expense<F3>
                                      Average  Income/    Average  Average    Income/    Average     Due To Change In:
For the Year Ended December 31,       Balance  Expense     Rate    Balance    Expense    Rate      Volume   Rate
Total
------------------------------------------------------------------------------------------------------------------------
-
Interest Earning Assets:
  Loans<F2>                           $85,968   $6,912    8.04%    $91,043    $6,596     7.24%     $(412)   $728    $316
  Taxable investment securities       112,713    5,739    5.09%     80,875     4,598     5.69%     1,626    (485)  1,141
  Federal funds sold                    1,573       51    3.24%      3,839       110     2.87%       (73)     14
(59)
------------------------------------------------------------------------------------------------------------------------
-
  Total interest earning assets       200,254   12,702    6.34%    175,757    11,304     6.43%     1,141     257   1,398
------------------------------------------------------------------------------------------------------------------------
-
Cash and due from banks                 6,952                        6,669
Allowance for loan loses               (3,267)                      (3,353)
Other                                   8,292                       12,074
---------------------------------------------------------------------------
Total Assets                         $212,231                     $191,147
===========================================================================
  Interest Bearing Liabilities:
  NOW deposits                        $26,586     $387    1.46%    $24,635      $488     1.98%       (27)    128     101
  Money market deposits                51,578    1,520    2.95%     50,228     1,381     2.75%       (39)   (100)
(139)
  Savings deposits                     15,834      337    2.13%     14,535       343     2.36%       (28)     34       6
  Time deposits                        54,860    2,215    4.04%     43,033     1,610     3.74%      (476)   (129)
(605)
  Other                                25,568    1,354    5.30%     24,170     1,173     4.85%       (72)   (109)
(181)
------------------------------------------------------------------------------------------------------------------------
-
  Total interest bearing liabilities  174,426    5,813    3.33%    156,601     4,995     3.19%      (642)   (176)
(818)
Demand deposits                        20,259                       17,701
Other                                   2,367                        3,163
Stockholders' equity                   15,179                       13,682
--------------------------------------------------------------------------
Total liabilities and equity         $212,231                     $191,147
==========================================================================
Net interest income                             $6,889                        $6,309                $499     $81    $580
========================================================================================================================
==
Net yield                                                 3.44%                          3.59%
========================================================================================================================
==
                                                 1993                           1992             Fluctuations In
Interest
                                               Interest                       Interest                Income/Expense<F3>
                                      Average  Income/    Average  Average    Income/    Average     Due To Change In:
For the Year Ended December 31,       Balance  Expense     Rate    Balance    Expense    Rate      Volume   Rate
Total
------------------------------------------------------------------------------------------------------------------------
-
Interest Earning Assets:
  Loans<F2>                           $91,043   $6,596    7.24%    $82,924    $6,834     8.24%      $591   $(829)
$(238)
  Taxable investment securities        80,875    4,598    5.69%     63,710     4,112     6.46%       977    (490)    486
  Federal funds sold                    3,839      110    2.87%      4,502       151     3.35%       (19)    (22)
(41)
------------------------------------------------------------------------------------------------------------------------
--
  Total interest earning assets       175,757   11,304    6.43%    151,136    11,097     7.34%     1,549  (1,341)    207
------------------------------------------------------------------------------------------------------------------------
--
Cash and due from banks                 6,669                        5,898
Allowance for loan loses               (3,353)                      (2,702)
Other                                  12,074                        6,548
-----------------------------------------------------------------------------
Total assets                         $191,147                     $160,880
=============================================================================
  Interest Bearing Liabilities:
  NOW deposits                        $24,635     $488    1.98%    $18,120      $551     3.04%      (129)    192      63
  Money market deposits                50,228    1,381    2.75%     44,935     1,589     3.54%      (147)    355     208
  Savings deposits                     14,535      343    2.36%     12,217       382     3.13%       (55)     94      39
  Time deposits                        43,033    1,610    3.74%     45,757     2,145     4.69%        99      43     535
  Other                                24,170    1,173    4.85%     11,299       569     5.04%      (625)     21
(604)
------------------------------------------------------------------------------------------------------------------------
--
  Total interest bearing liabilities  156,601    4,995    3.19%    132,328     5,236     3.96%      (857)  1,097     241
Demand deposits                        17,701                       16,096
Other                                   3,163                        1,221
Stockholders' equity                   13,682                       11,235
-----------------------------------------------------------------------------
Total liabilities and equity         $191,147                     $160,880
=============================================================================
Net interest income                             $6,309                        $5,861                $692   $(244)   $448
========================================================================================================================
=
Net yield                                                 3.59%                3.88%
========================================================================================================================
=

<F1>  The rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix.  The change in interest attributable to volume includes changes in interest attributable to mix.

<F2>  Includes non-accruing loans

<F3>  Favorable/(unfavorable) fluctuations.


     Provision for loan losses and allowance for loan losses

     The Company maintains an allowance for loan losses. The allowance is recorded through a periodic provision for loan losses, which is charged to operations based on management's assessment of such loan related factors as risk, including collateral and liquidation value of that collateral, loan type, economic conditions and other pertinent factors.

     The Company, in its assessment of the allowance for loan losses, utilizes a risk rating system. This system involves an ongoing review of the loan portfolio that culminates in loans being assigned a risk factor based upon various credit criteria. If the review indicates a possibility that some portion of the loan may result in a loss, a specific allowance is established for the amount of the estimated loss. If the review indicates that it is probable that some portion of the loan will result in a loss, that portion of the loan is charged-off as a reduction of the loan and the allowance for loan losses balance. In determining the allowance for loan losses for the balance of the portfolio, loans are classified as to industry and collateral type with risk assessments made for each category of loans. Reserve requirements are then established for each category and provided for in the allowance for loan losses.

     During 1994 the Company provided to the allowance for loan losses $75,000 or .04% of average total assets as compared to $360,000 or .19% of average total assets and $1,258,000 or .78% of average total assets during 1993 and 1992, respectively.

     At December 31, 1994, nonperforming loans were $851,000 or 1.09% of total gross loans as compared to $1,583,000 or 1.78% of gross loans and $2,993,000 or 3.39% of gross loans at December 1993 and 1992, respectively. Net loan charge-offs for the years ended December 31, 1994, 1993 and 1992 were $711,000 or .83% of average loans, $280,000 or 0.31% of average loans and $894,000 or 1.08% of average loans, respectively.

     On December 31, 1994, 1993 and 1992 restructured and performing loans were $865,000, $1,238,000 and $3,982,000, respectively. Performing loans past due 90 days or more as to principal and interest at December 31, 1994, 1993 and 1992 were $11,000, $475,000 and $491,000, respectively.

     The ratio of the Company's allowance for loan losses to total loans at December 31, 1994, 1993 and 1992 was 3.85%, 4.09% and 3.52%, respectively. The
Company's ratio of the allowance for loan losses to nonperforming loans at December 31, 1994, 1993 and 1992 was 353%, 230% and 104%, respectively. The Company's ratio of the allowance for loan losses to nonperforming assets at December 31, 1994, 1993 and 1992 was 161%, 128% and 58%, respectively.

     The following schedule reflects the allocation of the allowance for loan losses at December 31, 1994 and 1993.

                              Hometown Bancorporation, Inc.
                      Allocation of the Allowance for Loan Losses
                                (thousands of dollars)

-------------------------------------------------------------------------------
December 31,                     1994                        1993
-------------------------------------------------------------------------------
                                       % of Loan                    % of Loans
                                        in Each                       in Each
Balance at end of                     Category to                  Category to
year applicable to:        Amount     Total Loans      Amount       Total Loans
-------------------------------------------------------------------------------
Real estate mortgage       $2,337         82%         $3,109           87%
Commercial                    541         11%            425            7%
Installment                   108          6%             73            3%
Real estate construction       18          1%             33            3%
------------------------------------------------------------------------------
                           $3,004        100%         $3,640          100%
==============================================================================
------------------------------------------------------------------------------
     Other operating income

     Deposit and other service charge income increased $8,000 or 1% to $709,000 in 1994 compared to 1993 and increased $149,000 or 27% to $701,000 during 1993. The increase in deposit and other service charge income reflects increased deposit account volume in 1994 and 1993.

     Mortgage origination fees (fees generated from mortgages originated and sold to the secondary market) during 1994, 1993 and 1992 were $507,000, $893,000 and $383,000, respectively. The decrease during 1994 was due to the decrease in mortgage origination volume as a result of the increase in interest rates during 1994.

     Other operating expenses

     The Company has instituted a variety of cost control programs in an effort to improve the Company's overhead expense to total assets ratio and, ultimately, its return on assets. In addition, the 1992 FDIC-assisted transaction resulted in increasing assets and deposits substantially without adding significant fixed overhead expense. As a result of the cost control programs and added volume attributable to the FDIC-assisted transaction, total operating expenses as a percentage of total average assets has declined from 3.90% at December 31, 1991 to 2.96% at December 31, 1994.

     Salaries and benefits increased $362,000 to 14% from $2,611,000 during 1993 to $2,973,000 during 1994. The increase in expense was primarily attributable to an increase in medical insurance premiums and other benefits, and to an increase in the number of full-time equivalent employees during 1994. Salaries and benefits expense increased to $2,611,000 during 1993, up $425,000 or 19% from 1992 when salaries and benefits expense was $2,186,000. The increase during 1993 was attributable to the full year effect of the increased staffing needs as a result of the FDIC-assisted transaction.

     The average number of full-time equivalent employees at December 31, 1994, 1993 and 1992 were 79, 77 and 68, respectively.

     FDIC insurance premiums decreased $17,000 or 4% during 1994 to $386,000, from $403,000 during 1993. During 1993, premiums increased $137,000 or 52% from $266,000 during 1992. The decrease during 1994 was due to a decrease in the premium amounts charged by the FDIC due to the Bank's improved capital position. The increase during 1993 was due to increased deposit balances.

     Depreciation and amortization expense increased to $396,000 during 1994, up $51,000 or 15% from 1993 when total depreciation and amortization expense was $345,000. The increase during 1994 was primarily attributable to fixed asset expenditures required to upgrade the Bank's computer systems. Depreciation and amortization expense increased $54,000 or 19% during 1993 from $291,000 during 1992. The increase during 1993 was due to fixed asset expenditures.

     Foreclosure expenses and the cost of other real estate owned consist of legal, property management and appraisal expenses relating to the foreclosure of property securing loans and the maintenance of other real estate owned acquired through foreclosure. During 1994, foreclosure expenses and the cost of other real estate owned declined $63,000 or 34% from $183,000 during 1993 to $120,000 during 1994. During 1993, foreclosure expenses and the cost of other real estate owned declined $38,000 or 17% from 1992 when foreclosure costs were $221,000. The decline was due to a reduction in problem assets and an overall improvement in the loan portfolio during 1994 and 1993.

     Advertising and marketing expenses increased $50,000 or 25% from $200,000 in 1993 to $250,000 in 1994. Advertising and marketing expenses remained level for the years ended December 31, 1993 and 1992. The increase during 1994 was due to increased advertising and marketing programs for the Bank's loan products.

     Other operating expenses - other increased $209,000 or 17% to $1,453,000 during 1994. Other operating expenses - other increased $31,000 or 3% to $1,244,000 during 1993 from $1,213,000 during 1992. The increases are attributable to variable expenses such as data processing equipment and postage which have increased as a result of the Bank's 14% growth in assets during the last two years.

     Income Taxes

     The Company recorded income tax provisions of $593,000, $800,000 and $274,000 for the years ended December 31, 1994, 1993 and 1992, respectively.
Net income for the year ended December 31, 1993 included the cumulative effect of an accounting change of $1,125,000 or $.66 per share fully-diluted due to the adoption of FAS 109. The Company recorded an extraordinary credit of $256,000 during 1992 as a result of utilizing operating loss carryforwards.

     Note 9 to the Consolidated Financial Statements contains additional income tax information.

     Liquidity and capital resources

     An important element in evaluating the Company's performance and potential performance is its liquidity position and the maturity of its short- and long-term assets and liabilities. Asset liquidity is achieved through the continuous maturity of earning assets. Liability liquidity is available through deposit growth, maturity structure and access to borrowed funds.

     Total assets of the Company increased to $214 million at December 31, 1994, a $13 million or 6% increase from December 31, 1993 when total assets were $201.4 million. Total loans were $75 million at December 31, 1994, a $10 million decrease from December 31, 1993 when total loans were $85 million.

     The growth in assets during 1994 was funded by the $233 million growth in deposits and offset by an $8 million decline in FHLBB advances during 1994.

     The Company's funding sources consisted principally of deposits from individuals and businesses in its service area. Total deposits at December 31, 1994 were $182.7 million, a $23.1 million or 14.5% increase in deposits from December 31, 1993. Core deposits (total deposits less certificates of deposit greater than $100,000) increased $20.2 million or 13% to $173.4 million at December 31, 1994, up from $153.2 million at December 31, 1993.

     The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). As a member of the FHLBB, the Bank has access to a flexible source of short- and long-term liquidity (approximately $80 million) and to interest rate risk management programs. In addition, the FHLBB's Triple-A status make it a financially stable and reliable provider of wholesale correspondent banking services.

     Asset and liability management

     As part of the Company's asset and liability management policy, the Company, through the Bank's Asset and Liability Management Committee, has strived to minimize its interest rate and liquidity risk. Interest rate risk is minimized by entering into variable rate loans and investments. Commercial, real estate mortgage and real estate construction loans are predominately floating rate loans tied to changes in the prime rate of interest. Residential mortgages held in the Company's portfolio generally reprice annually if there is a shift in the underlying United States Treasury Securities Index, subject to a two percentage point maximum increase or decrease at each reprice date. Generally, fixed rate loans are funded through matched deposits. The investment portifolio maintains a position in U.S. Agency ARM securities which also reprice with the Constant Maturity Treasury (CMT) index. These securities are subject to periodic two percentage point limits on changes from the then current coupon. Finally, interest rate risk is controlled on a total portfolio basis striving to manage the "gap" position of the Company, the difference between interest sensitive assets and liabilities repricing within a given time frame. Liquidity risk is managed through the matching of investment, loan and deposit maturities and through accessing other funding sources for short-term liquidity needs.

     The following table illustrates the repricing schedule of the Company's interest earning assets and interest bearing liabilities for all future time periods as of December 31, 1994. The principal period in which it matures (or which, in the case of mortgage-backed securities, it is expected to be repaid) or the period in which its rate is eligible to reprice. The repricing schedule of mortgage-backed securities is an estimate of when such securities will be repaid based upon past repayment rates experienced by the Company. In preparing the table, it was assumed that prime rate commercial loans will reprice immediately. In addition, based upon the Bank's historical correlation analysis of the movement of short-term market rates and the change in the Bank's deposit account rates, it was determined and reflected in this table that money market accounts were 100% correlated to changes in short-term rates and that savings and NOW accounts were 75% correlated. The maturity schedules included in Notes 3 and 6 to the Consolidated Financial Statements reflect contractual maturity only, without consideration of anticipated prepayment of mortgage-backed securities and the periodic repricing of variable rate loans and investments. The Company's short- and long-term liquidity and net interest income will not be adversely affected by changes in the interest rate environment due to the relative short-term maturity and repricing of its investment, loan and deposit portfolios.

                                 Hometown Bancorporation, Inc.
                                      Repricing Schedule
                                    (thousands of dollars)

---------------------------------------------------------------------------------------------------------
=========================================================================================================
                                                Less        Three      Six Months     Greater
                                             Than Three     to Six         to          Than
December 31, 1994                              Months       Months      One Year      One Year     Total
---------------------------------------------------------------------------------------------------------
Interest Earning Assets
Loans<F1>                                    $41,943       $11,222      $11,810       $12,118     $77,093
Investment security                           24,791        23,747       43,079        31,510     123,127
---------------------------------------------------------------------------------------------------------
Total interest earning assets                 66,734        34,969       54,889        43,628     200,220
---------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities
Savings deposits                              10,777          -            -            3,592      14,369
Money market and NOW accounts                 71,063          -            -            5,987      77,050
Certificates of deposit of $100 and over       4,900         2,732        1,139           277       9,048
Other fixed rate time deposits                15,173        17,882       11,198         6,573      50,826
Variable rate certificates of deposit
  of $100 and over                               303          -            -             -            303
Other variable rate certificates of deposit    6,203          -             -            -          6,203
FHLBB advances                                11,681         5,000          -            -         16,681
---------------------------------------------------------------------------------------------------------
Total interest bearing liabilities           120,100        25,614        12,337       16,429     174,480
Net interest rate swaps                        1,000          -     -     (1,000)        -
---------------------------------------------------------------------------------------------------------
Gap                                         $(52,366)     $  9,355       $42,552      $26,199     $25,740
Cumulative gap                              $(52,366)     $(43,011)      $  (459)     $25,740     $25,740
=========================================================================================================
Gap to total assets                          (24.47)%        4.37%        19.88%       12.24%      12.03%
=========================================================================================================
Cumulative gap to total assets               (24.47)%      (20.10)%       (0.21)%      12.03%      12.03%
=========================================================================================================

<F1>  Non-accruing loans of $851,000 are not including in loan balances.

---------------------------------------------------------------------------------------------------------


     Investments
     -----------

     The Company adopted FAS 115, Accounting for Certain Investments in
Debt and Equity Securities, as of December 31, 1993, which requires the classification of debt and equity securities into one of three categories: held-to-maturity; available-for-sale; or trading. Held-to-maturity securities are reported at amortized cost and available-for-sale securities are reported at fair market value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. The Company does not have a trading portfolio and does not anticipate creating a trading portfolio in the near future.

     The Company's investment portfolio increased $29,051,000 to $123,127,000 at December 31, 1994, a 31% increase from December 31, 1993, when total investments were $94,076,000. The increase in investments reflects added liquidity for the Company due to the increase in deposits as discussed earlier. Currently, the Company invests in taxable U.S. government and U.S. government agency securities (primarily mortgage-backed securities, collaterialized mortgage obligations and U.S. government agency bonds) as well as other mortgage-backed securities rated Double-A or better.

     It is the Company's policy to maintain asset and liability interest sensitivity matching through adjustments to the investment portfolio and to provide for the liquidity needs of the Company. The policy also provides for balancing return while minimizing risks.

     The amortized cost and fair values of investment securities together with average yield by maturity at December 31, 1994 and 1993 are shown below. Mortgage backed securities are not reported by their contractual maturities as they are subject to prepayment. These securities are reported by their average life to maturity.

     The fair market value of investments is based on quoted market prices and/or dealer quotes.

                                                  Hometown Bancorporation, Inc.
                                                       Investment Tables
                                                     (thousands of dollars)
                                                           (Restated)

-----------------------------------------------------------------------------------------------------------------------
                                                           1994
                                                         Estimated                               1993
                                           Amortized        Fair       Average    Amortized    Estimated       Average
Investments held-to-maturity                 Cost          Value        Yield        Cost      Fair Value      Yield
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities
  Due after 1 but within 5 years            $1,013        $    999      6.32%       $1,022      $1,068         6.71%
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                     1,013             999      6.32%        1,022       1,068         6.71%
-----------------------------------------------------------------------------------------------------------------------
U.S. Agency Mortgage-Backed Securities
     Due in 1 year or less                   5,509           5,415      5.30%         -           -               -
     Due after 1 but within 5 years          9,494           9,216      5.58%       24,980      25,306         5.79%
     Due after 5 years but within 10 years   5,771           5,622      4.33%        2,173       2,189         6.17%
     Due after 10 years                      4,117           4,002      5.38%         -           -               -
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                    24,891          24,255      5.10%       27,153      27,495         5.83%
-----------------------------------------------------------------------------------------------------------------------
Other U.S. Agency Obligations
     Due after 1 but within 5 years         10,404           9,973      6.75%        1,050       1,124         7.26%
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                    10,404           9,973      6.75%        1,050       1,124         7.26%
-----------------------------------------------------------------------------------------------------------------------
Other Mortgage-Backed Securities
     Due after 1 but within 5 years          9,068           8,840      6.09%       10,835      10,873         4.76%
     Due after 5 but within 10 years           897             898      5.02%         -           -               -
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                     9,965           9,738      5.99%       10,835      10,873         4.76%
-----------------------------------------------------------------------------------------------------------------------
Total investments held-to-maturity         $46,273         $44,965      5.69%      $40,060     $40,560         5.60%
=======================================================================================================================
-----------------------------------------------------------------------------------------------------------------------
                                                           1994
                                                         Estimated                               1993
                                           Amortized       Fair        Average    Amortized    Estimated       Average
Investments available-for-sale               Cost          Value        Yield        Cost      Fair Value      Yield
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities
     Due in 1 year or less                  $1,025          $1,012      5.08%       $3,531      $3,502         3.20%
     Due after 1 but within 5 years          2,066           2,007      4.76%         -           -             -
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                     3,091           3,019      4.86%        3,531       3,502         3.20%
-----------------------------------------------------------------------------------------------------------------------
U.S. Agency Mortgage-Backed Securities
     Due in 1 year or less                  13,925          13,300      4.60%         -           -             -
     Due after 1 but within 5 years         14,028          13,494      4.77%       22,538      22,764         3.98%
     Due after 5 years but within 10 years  11,796          11,310      5.30%        1,990       2,022         3.63%
     Due after 10 years                     12,142          11,240      5.01%         -           -             -
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                    51,891          49,344      4.90%       24,528      24,786         3.95%
-----------------------------------------------------------------------------------------------------------------------
Other Mortgage-Backed Securities
     Due after 1 but within 5 years         20,028          19,946      6.48%       20,771      20,809         6.04%
     Due after 5 but within 10 years         3,030           2,828      6.71%        3,581       3,575         4.40%
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                    23,058          22,774      6.51%       24,352      24,384         5.80%
-----------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank Stock                 1,717           1,717      7.69%        1,344       1,344         6.90%
-----------------------------------------------------------------------------------------------------------------------
Total investments available-for-sale       $79,757         $76,854      5.42%      $53,755     $54,016         4.83%
=======================================================================================================================

     Equipment and leasehold improvements

     Equipment and leasehold improvements, as reflected in Note 5 to the Consolidated Financial Statements, decreased $154,000 to $1,627,000 at December 31, 1994, from $1,781,000 at December 31, 1993. The decrease is primarily due to the normal levels of depreciation expense net of fixed asset acquisitions.

     Stockholders' equity

     The decrease in stockholders' equity of $1,917,000 to $12,537,000 at December 31, 1994, primarily reflects the unrealized loss on investments available-for-sale of $2,903,000 offset by net income of $1,049,000 during 1994. Listed below are the Bank's Tier 1 leverage and risk-based capital ratios as of December 31, 1994 and the regulatory minimum.

                                                   The Bank          Regulatory
                                                   of Darien          Minimum

Tier 1 Leverage Capital Ratio                        6.83%             4.00%
Risk-Based Capital Ratio                            15.46%             8.00%

     FHLBB advances

     FHLBB advances in the amount of $16.7 million at December 31, 1994 with an average rate of 5.46%, have a weighted maturity of 1.5 months. The average amount outstanding during 1994 was $25.6 million.

     Recent developments

     The Financial Accounting Standards Board (the "FASB") issued, in
October 1994, its Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("FAS 119"). The Company adopted FAS 119 in the fourth quarter of 1994; however, the impact of FAS 119 is not significant to the Company.

     The FASB issued in May 1993, its Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). The Company adopted FAS 115 in the fourth quarter of 1993.

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") in the first quarter of 1993.

     In May 1993, the FASB issued its Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), and in October 1994 its Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("FAS 118").

The Company did adopt FAS 114 and FAS 118 effective January 1,
1995 and the adoption thereof was immaterial.

     In November 1992, the FASB issued its Statement of Accounting
Standards No. 112, "Employers Accounting for Postemployment Benefits," which was effective for fiscal years beginning after December 15, 1993. This statement has no impact on the Company.

     Effects of inflation

     During the period of the Company's operations, the effects of inflation have not been significant.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

     Set forth below are the consolidated financial statements required by this item. The supplementary data required by this item is set forth under the caption"Note 12 - Quarterly Financial Data (Unaudited)" and "Supplementary Financial Data."

                                        Hometown Bancorporation, Inc.
                                         Consolidated Balance Sheet
                             (thousands of dollars except par value amounts)

-----------------------------------------------------------------------------------------------------
December 31,                                                             1994                  1993
-----------------------------------------------------------------------------------------------------
Assets                                                                 (Restated)           (Restated)
Cash and due from banks                                                 $  8,549            $ 7,124
Federal funds sold                                                           -                6,370
Investments held-to-maturity (fair value: $44,965 in 1994 and
   $40,560 in 1993)                                                       46,273             40,060
Investments available-for-sale at fair value                              76,854             54,016
Loans, less allowance for loan losses of $3,004 in 1994 and
   $3,640 in 1993                                                         74,940             85,461
Equipment and leasehold improvements, net of accumulated
   depreciation of $1,576 in 1994 and $1,578 in 1993                       1,627              1,781
Other real estate owned, net                                               1,016              1,271
Accrued interest and other assets                                          4,732              5,269
-----------------------------------------------------------------------------------------------------
     Total Assets                                                       $213,991           $201,352
=====================================================================================================
Liabilities and Stockholders' Equity

Deposits:
     Demand deposit accounts                                              24,932             22,995
     NOW and money market accounts                                        77,050             78,806
     Savings accounts                                                     14,369             15,275
     Certificates of deposit of $100 and over                              9,351              6,426
     Time deposits                                                        57,029             36,139
-----------------------------------------------------------------------------------------------------
     Total deposits                                                      182,731            159,641
FHLBB advances                                                            16,681             25,000
Accrued interest and other liabilities                                     2,042              2,257
-----------------------------------------------------------------------------------------------------
     Total Liabilities                                                   201,454            186,898
-----------------------------------------------------------------------------------------------------
Stockholders' Equity

Preferred stock, par value $1; 2,000,000
     shares authorized, none issued                                          -                  -
Common stock, par value $1; 10,000,000 shares authorized,
     1,680,096 and 1,659,141 issued and outstanding in 1994
     and 1993, respectively                                                1,833              1,833
Surplus                                                                   13,960             13,960
Retained earnings (accumulated deficit)                                      534               (494)
Treasury stock:  153,255 and 174,155 shares in 1994 and 1993,
      respectively, at cost                                                 (887)            (1,008)
-----------------------------------------------------------------------------------------------------
Unrealized (loss) gain on investments available-for-sale, net             (2,903)               163
-----------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                           12,537             14,454
-----------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                         $213,991           $201,352
=====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                 Hometown Bancorporation, Inc.
                                               Consolidated Statement of Income
                                     (thousands of dollars except per share amounts)

For the Year Ended December 31,                      1994           1993           1992
-------------------------------------------------------------------------------------------
                                                 (Restated)     (Restated)     (Restated)
-------------------------------------------------------------------------------------------
Interest and Dividend Revenue:
     Interest and fees on loans                      $6,912         $6,596          $6,834
     Interest on investment securities:
          Obligations of U.S. government agencies     3,491          3,094           3,057
          Other                                       2,139          1,407             992
     Interest on federal funds sold                      51            110             151
     Dividends                                          109             97              63
-------------------------------------------------------------------------------------------
     Total interest and dividend revenue             12,702         11,304          11,097
-------------------------------------------------------------------------------------------
Interest Expense:
     Deposits                                         4,459          3,823           4,667
     Other                                            1,354          1,172             569
-------------------------------------------------------------------------------------------
     Total interest expense                           5,813          4,995           5,236
-------------------------------------------------------------------------------------------
Net interest income                                   6,889          6,309           5,861
Provision for loan losses                                75            360           1,258
Write-down of other real estate owned                   290             60             212
-------------------------------------------------------------------------------------------
Net interest income after provision for loan
  losses and write-down of other real estate          6,524          5,889           4,391
Other Operating Income:
     Deposit and other service charges                  709            701             552
     Mortgage origination fees                          507            893             383
     Net investment securities gains                     46             27             367
     Other                                              135            199             232
-------------------------------------------------------------------------------------------
Net interest and operating income                     7,921          7,709           5,925
-------------------------------------------------------------------------------------------
Other Operating Expenses:
     Salaries and benefits                            2,973          2,611           2,186
     Occupancy expense                                  569            564             554
     FDIC insurance                                     386            403             266
     Depreciation and amortization                      396            345             291
     Advertising and marketing                          250            200             200
     Stationery and office supplies                     132            120             115
     Foreclosure expenses and costs of other real
        estate owned                                    120            183             221
     Other                                            1,453          1,244           1,213
-------------------------------------------------------------------------------------------
     Total other operating expenses                   6,279          5,670           5,046
-------------------------------------------------------------------------------------------
Income before taxes, extraordinary credit
     and cumulative effect of an accounting change    1,642          2,039             879
Provision for federal and state income taxes            593            800             274
-------------------------------------------------------------------------------------------
Income before extraordinary credit and cumulative
     effect of an accounting change                   1,049          1,239             605
Extraordinary credit-utilization of operating
  loss carryforwards                                    -              -               256
Cumulative effect of an accounting change - FAS 109     -            1,125             -
-------------------------------------------------------------------------------------------
Net income                                           $1,049          $2,364           $861
============================================================================================
Earnings per share
Primary:
     Earnings per share before extraordinary
       credit and cumulative effect of an
       accounting change                             $0.60           $0.72            $0.37
     Extraordinary credit-utilization of operating
       loss carryforwards                               -               -              0.16
     Cumulative effect of an accounting change -
       FAS 109                                          -             0.66               -
-------------------------------------------------------------------------------------------
     Net primary earnings per share                  $0.60           $1.38            $0.53
============================================================================================
Average number of shares outstanding              1,750,988       1,708,207       1,629,710
============================================================================================
Fully diluted:
     Earnings per share before extraordinary
       credit and cumulative effect of an
       accounting change                              $0.60           $0.72           $0.37
     Extraordinary credit-utilization of operating
       loss carryforwards                                -                -            0.16
     Cumulative effect of an accounting change
     - FAS 109                                           -             0.66              -
-------------------------------------------------------------------------------------------
     Net fully diluted earnings per share             $0.60           $1.38           $0.53
============================================================================================
Average number of shares outstanding              1,750,988       1,719,066       1,629,710
============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                            Hometown Bancorporation, Inc.
                            Consolidated Statement of Changes in Stockholders' Equity
                                                (thousands of dollars)
                                                       (Restated)

------------------------------------------------------------------------------------------------------------------------
                                                                                                    Unrealized
                                                                                                    Gain (Loss)
                                   Shares       Common                                 Retained         On
                                   Issued        Stock       Treasury                  Earnings     Investments
                                     and         Par          Stock                  (Accumulated   Available for
                                 Outstanding     Value        Cost       Surplus       (Deficit)    Sale ("IAFS")  Total
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1991          1,597,231     $1,833     $(1,366)     $13,959     $(3,744)     $   -          $10,682
Net income                                                                               861                         861
Stock options exercised                1,000                      6                       (4)                          2
Employee stock awards                     20                                                                           -
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1992          1,598,251      1,833      (1,360)      13,959      (2,887)                     11,545
------------------------------------------------------------------------------------------------------------------------
Net income                                                                             2,364                       2,364
Stock options exercised               60,800                    352                       29                         381
Employee stock awards                     90                                   1                                       1
Unrealized gain on IAFS, net                                                                          163            163
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993          1,659,141      1,833      (1,008)      13,960        (494)         163         14,454
------------------------------------------------------------------------------------------------------------------------
Net income                                                                             1,049                       1,049
Stock options exercised               20,900                    121                      (21)                        100
Employee stock awards                     55
Unrealized loss on IAFS, net                                                                       (3,066)       (3,066)
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994          1,680,096     $1,833       $(887)     $13,960        $534      $(2,903)       $12,537
========================================================================================================================

                                          Hometown Bancorporation, Inc.
                                      Consolidated Statement of Cash Flows
                                             (thousands of dollars)

For the Year Ended December 31,                                    1994           1993           1992
---------------------------------------------------------------------------------------------------------
                                                                (Restated)     (Restated)     (Restated)
Cash Flows From Operating Activities:
Net income                                                         $1,049        $2,364           $861
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization, net                               552           501            447
     Provision for loan losses and writedown of OREO                  365           420          1,470
     Net investment securities gains                                  (46)          (27)          (367)
     Decrease (increase) in other assets                              381        (2,053)        (2,411)
     (Decrease) increase in other liabilities                        (216)        1,288            366
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           2,085         2,493            366
---------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Proceeds from the maturity of investments held-to-maturity    15,545        13,803         11,256
     Purchase of investments held-to-maturity                     (23,513)      (35,500)       (55,139)
     Proceeds from the sale of investments<F1>                        -          (7,738)        17,333
     Proceeds from the maturity of investments available-for-sale  17,282           -              -
     Purchase of investments available-for-sale                   (52,763)          -              -
     Proceeds from the sale of investments available-for-sale      10,620           -              -
     Decrease (increase) in loans                                  11,157          (668)         1,232
     (Increase) decrease in OREO                                      (35)        1,100            278
     Purchase of equipment and leasehold improvements                (194)         (630)           (48)
     Assets acquired in FDIC-assisted transaction                                              (32,372)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (21,901)      (14,157)       (57,460)
---------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts,
      money market accounts and savings accounts                     (725)        5,866          38,084
Net increase (decrease) in certificates of deposit, and other
      time deposits                                                 23,815         (946)          9,020
(Decrease) increase in FHLBB advances                               (8,319)       5,000          20,000
Proceeds from exercise of stock options                                100          381               2
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           14,871       10,301          67,106
---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                (4,945)      (1,363)         10,012
Cash and cash equivalents at the beginning of the year              13,494       14,857           4,845
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                    $8,549      $13,494         $14,857
=========================================================================================================
Cash paid during the year for:
     Income taxes                                                      $73         $230          $1,888
=========================================================================================================
     Interest                                                       $5,648       $4,995          $5,135
=========================================================================================================

<F1>  Prior to the adoption of FAS 115 on December 31, 1993

The accompanying notes are an integral part of the consolidated financial statements.

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following accounting policies have been adopted by Hometown Bancorporation, Inc. (the "Company") and followed to the extent applicable in the preparation of the accompanying consolidated financial statements.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Bank of Darien (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Investment Securities

     In May 1993, the Financial Accounting Standards Board (the "FASB") issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Prior to December 31, 1993, all investment securities were carried at historical cost adjusted for amortization of premiums and accretion of discounts. The Company adopted FAS 115 effective December 31, 1993.

     Investment securities for which management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and are carried at cost net of unamortized premiums and discounts.

     Investments not classified as "held-to-maturity" (investments that may be sold prior to maturity as part of asset/liability management, liquidity or in response to other factors) are classified as "available-for-sale" and are carried at fair value, with the change in fair value excluded from earnings and reported as a separate component of stockholders' equity.

     The Company does not have a trading portfolio and does not anticipate creating a trading portfolio in the near future.

     Gains and losses on sales of investment securities are reported as a separate component of the Consolidated Statement of Income and are computed using the specific identification method.

     Equipment and Leasehold Improvements

     Equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation is computed based on estimated useful lives of equipment using straight line methods. Leasehold

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

improvements are amortized ratably over the shorter of estimated service lives or the terms of the leases. Major renewals and betterments are capitalized and recurring repairs and maintenance are charged to income. Gains and losses on dispositions of assets are included in income as realized.

     Other Real Estate Owned

     Real estate acquired in foreclosure (or considered to be in-substance foreclosure) of loans is valued at the lower of the loan value or fair value less estimated selling costs. At the time of foreclosure the excess, if any, of the loan value over the fair value less estimated selling costs is charged to the allowance for loan losses. Subsequent to the time of foreclosure, a decline in the value of the foreclosed properties is recognized through charges to writedown of other real estate owned. Other expenditures not recoverable from the anticipated sale are charged to foreclosure expenses and costs of other real estate owned, as incurred.

     Loans

     Loans are reflected at the principal amount outstanding net of unearned income and the allowance for loan losses. Interest on loans is calculated by using the simple-interest method on the daily balances of the principal amounts outstanding.

     Accrual of interest on loans is generally discontinued when a loan becomes contractually past-due by 90 days or more with respect to principal or interest, or earlier when full, timely collection of interest and principal becomes uncertain. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is generally reversed against income. When a loan is placed on nonaccrual status, all interest is then recognized only to the extent the cash is received, provided in the judgment of management, the loan is estimated to be fully collectible as to both principal and interest.

     Allowance for Loan Losses

     The allowance for loan losses is established through charges against income and is maintained at a level considered adequate to provide for potential loan losses based on management's evaluation of inherent risks in the loan portfolio. When a loan, or a portion of a loan, is considered uncollectible it is charged against the allowance for loan losses. Recoveries of loans previously charged-off are credited to the allowance for loan losses when cash is received.

     Management's evaluation of the allowance for loan losses is based on a continuing review of the loan portfolio, which includes many factors, including identification and review of individual problem situations that may affect the borrower's

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

ability to repay the loan; review of overall portfolio quality through an analysis of current charge-offs, delinquency, and nonperforming loan data; review of regulatory authority examinations and their evaluation of loans;
an assessment of current and expected economic conditions; and changes in the size and character of the loan portfolio.

     Loan Commitment and Origination Fees and Costs

     Fees and certain direct origination costs of loans and mortgage-backed securities are deferred and the net fee or cost is recognized in interest income using the level yield method in accordance with Statement of Financial Accounting Standards No. 92 ("FAS 91"). Net deferred fees and costs applicable to prepayments are recognized in interest income at the time of prepayment.

     Disclosure About Fair Values of Financial Instruments

     The estimated fair values of financial instruments as presented throughout the footnotes, have been determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimates of fair value. Accordingly the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Derivatives

     The Company enters into interest rate swap transactions as a means of reducing its interest rate exposure on specific assets or liabilities. The periodic net settlement on interest rate swap agreements is recorded as an adjustment to interest income on investments on an accrual basis.

     Statement of Cash Flows

     For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash and due from banks, federal funds sold, interest bearing deposits in banks and investments, and term federal funds sold with original maturities to the Company of three months or less.

     Income Taxes

     In February 1992, the FASB issued Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires that income taxes be accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the settlement date. The Company prospectively adopted FAS 109 effective January 1, 1993 and the effect of the adoption is discussed in Note 9.

     Earnings Per Share Calculations

     Primary net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for each period presented plus the dilution effect of stock options.

     Fully diluted net income per common share is computed by dividing net income by the weighted average common shares outstanding plus the shares representing the dilutive effect of stock options outstanding that are currently exercisable.

     Dividends

     The Company does not currently pay dividends. However, if the Company were to pay dividends Connecticut law restricts the payment of dividends by the Bank to the Company except from "net profits" (as defined). Although the restriction does not apply to the payment of dividends by the bank holding company, the Company's ability to pay dividends is dependent on its receiving dividends from the Bank.

     NOTE 2 - RESTRICTED CASH BALANCES

     Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank which are noninterest bearing and which are not available for investment purposes. At December 31, 1994 and 1993 the Company maintained $3,070,000 and $2,023,000, respectively, at the Federal Reserve Bank.

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

     NOTE 3 - LOANS

Major classifications of loans at December
31, 1994 and 1993 were as follows:
December 31,                                        1994        1993
---------------------------------------------------------------------
(thousands of dollars)
Real estate mortgage                              $64,203     $77,670
Commercial                                          8,597       6,012
Real estate construction                              754       2,554
Installment                                         4,390       2,865
---------------------------------------------------------------------
                                                   77,944      89,101
Allowance for loan losses                          (3,004)    (3,640)
---------------------------------------------------------------------
                                                  $74,940     $85,461
=====================================================================

     The estimated fair market value of loans at December 31, 1994 and 1993 was $73.4 million and $85.8 million, respectively. The estimated fair market value of loans is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximately current entry-value interest rates. No adjustment was made to the entry value interest rates for changes in credit of performing commercial loans for which there are no known credit concerns.

     Management segregates loans in appropriate risk categories.
Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial loan portfolio, for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis.

     Final contractual loan maturities and rate sensitivity of the loan portfolio at December 31, 1994 were as follows:

                                  Within       One to      After
                                    One         Five       Five
                                   Year        Years       Years       Total
-----------------------------------------------------------------------------
Real estate mortgage              $13,846     $10,498     $39,859     $64,203
Commercial                          3,975       2,922       1,700       8,597
Real estate construction              754          -            -         754
Installment                         1,027         755       2,608       4,390
-----------------------------------------------------------------------------
                                  $19,602     $14,175     $44,167     $77,944
=============================================================================
Loans at fixed interest rates     $ 2,041    $  4,230    $  7,489     $13,760
Loans at variable interest rates   17,561       9,945      36,678      64,184
-----------------------------------------------------------------------------
                                  $19,602     $14,175     $44,167     $77,944
=============================================================================

     At December 31, 1994 and 1993 the Company was not accruing interest on loans having outstanding balances of $851,000 and $1,583,000 or 1.09% and 1.78% of the respective year's gross loan balance. Had these non-accrual loans been current, including any portion charged-off during 1994, gross income on these loans for 1994 and

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

1993 would have been $99,000 and $148,000, respectively. Interest income actually recorded on these loans totaled $61,000 and $24,000, respectively.

     Loans to officers, employees and directors (and companies in which they have a 10 percent or more beneficial ownership) aggregated $1,675,000 and $2,828,000 at December 31, 1994 and 1993, respectively. During 1994, aggregate additions and paydowns to related party loans were $129,000 and $1,282,000, respectively. These loans were made in the ordinary course of business as to the loan amount, rate of interest and payment terms. All loans to officers, employees and directors were current as of December 31, 1994.

     Transactions in the allowance for loan losses during 1994, 1993 and 1992 are summarized as follows:

December 31,                           1994           1993             1992
----------------------------------------------------------------------------
(thousands of dollars)
Balance at beginning of period        $3,640        $3,111           $1,825
Charge-offs:
     Commercial loans                    (44)          (22)            (101)
     Real estate mortgage loans         (693)         (264)            (941)
     Installment loans                    (6)          (39)             (30)
----------------------------------------------------------------------------
Total charge-offs                       (743)         (325)          (1,072)
----------------------------------------------------------------------------
Recoveries:
     Commercial loans                     18            21                6
     Real estate mortgage loans            4            17              167
     Installment loans                    10             7                5
----------------------------------------------------------------------------
Total recoveries                          32            45              178
----------------------------------------------------------------------------
Net charge-offs                         (711)         (280)            (894)
----------------------------------------------------------------------------
Provision charged to operations           75           360            1,258
Acquisition reserve FDIC-assisted
  transaction                              -             -              922
Acquisition reserve - loan purchase<F1>    -           449                -
----------------------------------------------------------------------------
Balance at end of period              $3,004        $3,640           $3,111
============================================================================
Net charge-offs to average loans       0.85%         0.31%            1.08%
============================================================================

<F1>    Due to purchase of approximately $2.7 million in loans from the FDIC at a 25% discount.

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

NOTE 4-INVESTMENT SECURITIES

     The amortized cost and estimated fair values of investments held-to-maturity and available-for-sale together with gross unrealized gains and losses at December 31, 1994 and 1993, are shown below:

                                                                      Gross          Gross         Estimated
December 31, 1994 (thousands of dollars)            Amortized      Unrealized      Unrealized         Fair
Investments held-to-maturity                           Cost           Gains          Losses           Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                            $ 1,013        $    -             $ 14         $  999
U.S. Agency Mortgage-Backed Securities               24,891             5              641         24,255
Other U.S. Agency Obligations                        10,404             8              439          9,973
Other Mortgage-Backed Securities                      9,965             7              234          9,738
-------------------------------------------------------------------------------------------------------------
                                                    $46,273        $   20           $1,328        $44,965
=============================================================================================================
                                                                      Gross          Gross         Estimated
December 31, 1994 (thousands of dollars)            Amortized      Unrealized      Unrealized         Fair
Investments available-for-sale                         Cost           Gains          Losses           Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                            $ 3,091        $    -           $   72         $3,019
U.S. Agency Mortgage-Backed Securities               51,891             -            2,547         49,344
Other Mortgage-Backed Securities                     23,058            49              333         22,774
Federal Home Loan Bank Stock                          1,717             -                -          1,717
-------------------------------------------------------------------------------------------------------------
                                                    $79,757           $49           $2,952        $76,854
=============================================================================================================
                                                                      Gross          Gross         Estimated
December 31, 1994 (thousands of dollars)            Amortized      Unrealized      Unrealized         Fair
Investments held-to-maturity                           Cost           Gains          Losses           Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                            $ 1,022           $46           $  -          $ 1,068
U.S. Agency Mortgage-Backed Securities               27,153           393             51           27,495
Other U.S. Agency Obligations                         1,050            74              -            1,124
Other Mortgage-Backed Securities                     10,835            38              -           10,873
-------------------------------------------------------------------------------------------------------------
                                                    $40,060          $551            $51          $40,560
=============================================================================================================
                                                                      Gross          Gross         Estimated
December 31, 1994 (thousands of dollars)            Amortized      Unrealized      Unrealized         Fair
Investments available-for-sale                         Cost           Gains          Losses           Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                            $ 3,531          $  3           $ 32          $ 3,502
U.S. Agency Mortgage-Backed Securities               24,528           290             32           24,786
Other Mortgage-Backed Securities                     24,352            86             54           24,384
Federal Home Loan Bank Stock                          1,344             -              -            1,344
-------------------------------------------------------------------------------------------------------------
                                                    $53,755          $379           $118          $54,016
=============================================================================================================



     The Company realized net securities gains of $46,000, $27,000 and $367,000 in 1994, 1993, and 1992, respectively. Cost for investments sold was determined on a specific identification basis.

     At December 31, 1994 and December 31, 1993 there was $2,484,000 and $500,000, respectively, in U.S. Treasury and other securities pledged to secure municipal deposits as required by law.

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

NOTE 5-EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     The major components of fixed assets at December 31, 1994 and 1993 were as follows:

December 31,                                           1994          1993
---------------------------------------------------------------------------
(thousands of dollars)
Leasehold improvements                               $1,491        $1,491
Furniture and equipment                               1,712         1,868
---------------------------------------------------------------------------
                                                      3,203         3,359
Less:  Accumulated depreciation and amortization     (1,576)       (1,578)
---------------------------------------------------------------------------
                                                     $1,627        $1,781
===========================================================================

NOTE 6-DEPOSITS

     Included in total interest bearing deposits are certificates of deposit in amounts of $100,000 and over. These certificates and their remaining maturities at December 31, 1994 and 1993 are as follows:

December 31,                                           1994          1993
---------------------------------------------------------------------------
(thousands of dollars)
Three months or less                                 $5,203        $4,376
Over three, through six months                        3,287         1,220
Over six, through twelve months                         461           422
Over twelve months                                      400           408
---------------------------------------------------------------------------
                                                     $9,351        $6,426
===========================================================================

     Interest expense incurred on deposits during 1994, 1993, and 1992 was as follows:

For the Year Ended December 21,                  1994       1993     1992
---------------------------------------------------------------------------
(thousands of dollars)
NOW and money market accounts                  $1,907     $1,869   $2,140
Other time deposits                             1,941      1,368    1,855
Certificates of deposit of $100 or over           274        242      290
Savings                                           337        343      382
---------------------------------------------------------------------------
                                               $4,459     $3,822   $4,667
===========================================================================

     The estimated fair value of total deposits at December 31, 1994 and 1993 was $183.1 million and $159.7 million, respectively. The estimated fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at December 31, 1994 and 1993. The estimated fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

NOTE 7-COMMITMENTS AND RENTAL EXPENSE

     The Company leases its premises and other property under noncancelable agreements requiring minimum monthly rentals through their remaining terms. The total minimum commitment at December 31, 1994 under the leases was $7,603,000 and $8,776,000 after a lease modification dated May 1, 1995 which is due as follows:

Due in the year ending                           1995               $686
December 31,                                     1996                661
(thousands of dollars)                           1997                645
                                                 1998                646
                                                 1999 and after    6,138
------------------------------------------------------------------------
                                                                  $8,776
========================================================================

     Effective May 1, 1995, the Company entered into a lease modification agreement with its landlord concerning its head office location in Darien. The modification reduced annual rentals by $38,000 per annum effective June 1, 1995, and extends the term of the lease 37 months to May 31, 2000. The net increase in lease outlay in current dollars over the term of the lease is $1,173,000. This modification is reflected in the above summary.

     Total occupancy and equipment rental expense was $610,000, $603,000, and $585,000 for the years ended December 31, 1994, 1993, and 1992, respectively

NOTE 8-FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet-risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Financial Statements. The contractual or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. For interest rate swap transactions, the contractual or notional amounts do not represent exposure to credit loss. The Company manages the credit risk of its interest rate swap agreements through credit approvals, limits, and monitoring procedures.

     A summary of the notional value of off-balance-sheet financial instruments as of December 31, 1994 and 1993 is as follows:

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

December 31,                                            1994        1993
-------------------------------------------------------------------------
(thousands of dollars)
Interest rate swap agreements                        $34,000     $31,500
Commitments to extend credit                             874         950
Standby letters of credit                                102         217

     Interest rate swap agreements are used by the Company to manage its interest rate risk. These agreements involve the exchange of fixed and variable interest rate payments based upon a notional principal amount and maturity date. The risk associated with these agreements arises from the potential of the counterparties' failure to meet the terms of the agreements. However, the Company does not anticipate nonperformance by the counterparties.

     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since it is possible that some of the commitments could expire without being drawn upon, the total commitment amounts outstanding at December 31, 1994 do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the customer.

     Standby letters of credit are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements and are subject to the same risk, credit review, and approval process as loans. Letters of credit are primarily used to enhance credit for private borrowing arrangements and to guarantee a customer's financial performance. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The estimated fair value of interest rate swap agreements, commitments to extend credit and standby letters of credit at December 31, 1994 were $(683,000), $9,000, and $1,000, respectively, as compared to $508,000, $10,000 and $2,000 at December 31, 1993, respectively.

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

NOTE 9-INCOME TAXES

     The Company adopted FAS 109 effective January 1, 1993 and the cumulative effect of this change is reported in the 1993 Consolidated Income Statement. Prior years' financial statements have not been restated to apply to the provisions of FAS 109.

     Income tax expense for the three years ended December 31, 1994, 1993 and 1992 consisted of the following components:

December 31,                                 1994     1993(a)     1992(b)
-------------------------------------------------------------------------
(thousands of dollars)
Current
     Federal                                 $435      $416          $18
     State                                    137       120            -
Deferred
     Federal                                  (37)      144            -
     State                                     58       120            -
-------------------------------------------------------------------------
                                             $593      $800          $18
=========================================================================

(a)  Excludes the cumulative effect of the adoption of FAS 109.

(b) Net of the extraordinary credit for the utilization of operating loss carryforwards.

     A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory federal tax rate is as follows:

-------------------------------------------------------------------------
December 31,                                 1994      1993         1992
-------------------------------------------------------------------------
U.S. statutory rate                          34.0%     34.0%        34.0%
State income tax, net of federal benefit      7.8%      7.8%          -
FAS 109 valuation adjustment                (11.6%)    (2.7%)         -
Benefit of loss carryforward recognized        -         -         (35.6%)
Alternative minimum tax                        -         -           2.0%
Goodwill amortization                         1.0%      1.0%         1.0%
Other, net                                    4.9%     (0.9%)        0.6%
-------------------------------------------------------------------------
                                             36.1%     39.2%         2.0%
=========================================================================

     The net deferred tax asset, including the valuation reserve as of December 31, 1994 is listed below. The remaining valuation reserve of $290,000 relates to tax benefits which are subject to tax law limitations on realization. At this time, the Company believes that realization of these benefits would not currently be in accordance with FAS 109.

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

Net deferred tax asset:  December 31,                  1994     1993
(thousands of dollars)
Loan loss reserve                                      $817     $873
OREO reserves                                           139      253
Net deferred loan fees                                   48       90
Depreciation                                             48       67
Foreclosure costs                                        51       56
Unrealized gain on IAFS                                   -      (98)
Other, net                                               27      (17)
---------------------------------------------------------------------
                                                      1,130    1,224
     Valuation allowance                               (290)    (363)
---------------------------------------------------------------------
     Net deferred tax asset                            $840     $861
=====================================================================

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

NOTE 10-PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Presented below are the condensed financial statements of Hometown Bancorporation, Inc. (parent company). The consolidated financial statements should be read in conjunction with these statements.

-------------------------------------------------------------------------------
Hometown Bancorporation, Inc. (parent company only) Balance Sheet
-------------------------------------------------------------------------------
December 31,                                         1994       1993
-------------------------------------------------------------------------------
(thousands of dollars)
Assets
Cash due from Bank                                 $  348     $  312
Investment in subsidiary                           12,195     14,122
Other assets                                            -         20
-------------------------------------------------------------------------------
     Total assets                                 $12,543    $14,454
================================================================================
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities                  6          -
-------------------------------------------------------------------------------
Total stockholders' equity                         12,537     14,454
-------------------------------------------------------------------------------
     Total liabilities and stockholders' equity   $12,543    $14,454
================================================================================
Hometown Bancorporation, Inc. (parent company only) Statement of Income
-------------------------------------------------------------------------------
December 31,                                         1994       1993       1992
-------------------------------------------------------------------------------
(thousands of dollars except per share amounts)
Equity in undistributed income of subsidiary     $1,139       $2,465       $970
-------------------------------------------------------------------------------
     Total income                                 1,139        2,465        970
Legal and accounting expenses                        30           21         30
Other expenses                                       60           80         79
-------------------------------------------------------------------------------
     Total expenses                                  90          101        109
-------------------------------------------------------------------------------
Net income                                       $1,049       $2,364       $861
================================================================================
Income per share - primary                       $  .60       $ 1.38       $.53
================================================================================
Income per share - fully diluted                 $  .60       $ 1.38       $.53
================================================================================
Hometown Bancorporation, Inc. (parent company only) Statement of Cash Flows
-------------------------------------------------------------------------------
December 31,                                       1994         1993       1992
-------------------------------------------------------------------------------
(thousands of dollars)
Cash Flows From Operating Activities:
     Net income                                  $1,049       $2,364       $861
     Equity in undistributed income of
       subsidiary                                (1,139)      (2,465)      (970)
     Net change in other liabilities                  6            -         23
     Net change in other assets                      20          (14)         -
     Other, net                                       2            2          4
-------------------------------------------------------------------------------
     Net cash used in operating activities          (62)        (113)       (82)
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from exercise of stock options         98          381          -
-------------------------------------------------------------------------------
     Net cash provided by financing activities       98          381          -
-------------------------------------------------------------------------------
Net increase (decrease) in cash                      36          268        (82)
Cash at the beginning of the year                   312           44        126
-------------------------------------------------------------------------------
Cash at the end of the year                      $  348       $  312       $ 44
================================================================================

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

NOTE 11-STOCK OPTION PLAN

     On April 14, 1987, the Company adopted an incentive and non-qualified stock option plan under which 250,000 shares of common stock were reserved. Options granted become exercisable between the grant date and five years after the grant date and expire 10 years after the grant date. Under the plan, the option price of incentive options shall not be less than 100% of the fair market value of the Company's Common Stock on the date the option is granted. The number of shares under option, the exercise price per share and the aggregate thereof outstanding, granted, exercised and cancelled or expired during the years ended December 31, 1994, 1993 and 1992 are summarized as follows:

-----------------------------------------------------------------------------
                                                                 Average
                                                    Shares     Option Price
-----------------------------------------------------------------------------
Options outstanding at December 31, 1991            190,000        $4.54
Granted                                              27,500        $3.25
Exercised                                            (1,000)       $2.75
Cancelled or expired                                 (5,500)       $3.27
-----------------------------------------------------------------------------
Options outstanding at December 31, 1992            211,000        $4.41
Granted                                              16,000        $7.50
Exercised                                           (60,800)       $6.38
Cancelled or expired                                 (7,200)       $6.41
-----------------------------------------------------------------------------
Options outstanding at December 31, 1993            159,000        $3.93
Granted                                              13,500       $12.50
Exercised                                           (20,900)       $4.73
Cancelled or expired                                 (3,000)       $6.42
-----------------------------------------------------------------------------
Options outstanding at December 31, 1994            148,600        $4.54
-----------------------------------------------------------------------------
At December 31, 1994, options for 112,950 shares were exercisable and 18,700 shares were available for granting additional options.
-----------------------------------------------------------------------------

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

NOTE 12-QUARTERLY FINANCIAL DATA
(UNAUDITED)
--------------------------------------------------------------------------------
1994 Quarter Ended                Mar. 31   June 30   Sept. 30   Dec. 31   Total

(thousands of dollars except per share amounts)

Interest income                   $2,842    $3,048    $3,380     $3,432  $12,702
Net interest income                1,670     1,704     1,805      1,710    6,889
Provision for loan losses             25         -        25         25       75
Net income                           387       290       329         43    1,049
Net income per share - primary<F1>  $.22      $.17      $.19       $.02     $.60
Net income per share - fully
  diluted<F1>                       $.22      $.17      $.19       $.02     $.60

1993 Quarter Ended                Mar. 31   June 30   Sept. 30   Dec. 31   Total

(thousands of dollars except per share amounts)

Interest income                   $2,778    $2,805    $2,820     $2,901  $11,304
Net interest income                1,508     1,548     1,573      1,680    6,309
Provision for loan losses            185       125        25         25      360

Before extraordinary credit and cumulative effect:

Net income                           194       247       361        437    1,239
Net income per share - primary<F1>  $.12      $.15      $.21       $.25     $.72
Net income per share - fully
  diluted<F1>                       $.12      $.14      $.21       $.25     $.72

After extraordinary credit and cumulative effect

Net income                         1,319       247       361        437    2,364
Net income per share - primary<F1>  $.79      $.15      $.21       $.25    $1.38
Net income per share - fully
  diluted<F1>                       $.79      $.14      $.21       $.25    $1.38


<F1>  Individual per share amounts do not total due to changes in the number of shares outstanding.


NOTE 13-FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is a summary of the fair values of financial instruments which are disclosed throughout the footnotes to the Consolidated Financial Statements.

                         Hometown Bancorporation, Inc.
                Notes to the Consolidated Financial Statements
                                 (Restated)
                                 (continued)

-------------------------------------------------------------------------------
December 31,                                       1994               1993
-------------------------------------------------------------------------------
                                           Carrying    Fair    Carrying    Fair
(thousands of dollars)                      Amount     Value    Amount    Value
-------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                   $8,549    $8,549    $7,124    $7,124
  Federal funds sold                             -         -     6,370     6,370
  Investments available-for-sale (Note 4)   76,854    76,854    54,016    54,016
  Investments held-to-maturity (Note 4)     46,273    44,965    40,060    40,558
  Net loans (Note 3)                        74,940    73,474    85,461    85,790
Financial Liabilities:
  Deposits (Note 6)                        182,731   183,075   159,641   159,672
  FHLBB advances                            16,681    16,726    25,000    25,087
Off Balance Sheet (Note 8):
  Interest rate swap agreements                  -      (683)        -       508
  Commitments to extend credit                   -         9         -        10
  Standby letters of credit                      -         1         -         2

NOTE 14 - EMPLOYEE BENEFIT PLAN

     The Bank maintains a qualified deferred compensation plan under
Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 17% of their salary, subject to Internal Revenue Code limits. The Bank contributes a matching 100% of the first 1% of employee contributions and 25% of the next 5% of employee contributions to a combined maximum match of $2,000 per employee, per year. The plan covers substantially all full-time employees. Bank contributions to the plan amounted to $35,056, $22,239, and $20,880 for 1994, 1993, and 1992 respectively.

NOTE 15 - SUBSEQUENT EVENTS

     On August 25, 1995 the Audit Committee of the Company concluded its investigation of accounting errors and irregularities which were initially discovered in July 1995. Based upon the findings of the investigation, the Board of Directors of the Company has concluded that the errors and irregularities resulted from the activities of a former employee who manipulated records and circumvented controls. The results of such actions required the restatement of financial statements for the years ended December 31, 1992 through 1994. The cumulative after-tax effects of these adjustments reduced shareholders' equity as of December 31, 1994 by $1,368,000.

     Fully diluted earnings per share before extraordinary credit and cumulative effect of accounting change was reduced by $.49, $.05 and $.16 for 1994, 1993 and 1992, respectively. Fully diluted earnings per share after extraordinary credit and cumulative effect of accounting change and extraordinary credits was reduced by $.49, $.05, and $.28 for 1994, 1993 and 1992, respectively.

PRICE WATERHOUSE LLP

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------

August 25, 1995

To the Stockholders and Board of Directors of Hometown Bancorporation, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Hometown Bancorporation, Inc. and its subsidiary (the "Company") at December 31, 1994 and 1993, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for investment securities and income taxes in 1993.

PRICE WATERHOUSE LLP


                                              HOMETOWN BANCORPORATION, INC.
                                              Supplementary Financial Data
                                          (thousands of dollars except per share)

For the Year Ended December 31,         1994           1993         1992          1991          1990
                                     (Restated)     (Restated)   (Restated)
Summary of Operations:
  Total interest income               $12,702       $11,304       $11,097       $9,445       $9,264
  Total interest expense                5,813         4,995         5,236        5,281        5,417
----------------------------------------------------------------------------------------------------
  Net interest income                   6,889         6,309         5,861        4,164        3,847
  Provision for loan losses                75           360         1,258          800        3,175
  Write-down of other real estate
    owned                                 290            60           212          145          252
  Other operating income                1,397         1,820         1,534          812          385
  Other operating expenses              6,279         5,670         5,046        4,204        4,194
----------------------------------------------------------------------------------------------------
Net income (loss) before taxes,
  extraordinary credit and
  cumulative effect of an accounting
  change                                1,642         2,039           879         (173)      (3,389)
Provision for federal and state
   income taxes                           593           800           274            -            -
----------------------------------------------------------------------------------------------------
Net income (loss) before
  extraordinary credit and
  cumulative effect of an
  accounting change                     1,049         1,239           605         (173)      (3,389)
Extraordinary credit                        -             -           256            -            -
Cumulative effect of an accounting
  change - FAS 109                          -         1,125             -            -            -
----------------------------------------------------------------------------------------------------
Net income (loss)                      $1,049        $2,364          $861         $(173)     $(3,389)
====================================================================================================
Per Share Data:
Before extraordinary credit and
  an accounting change:
Net income (loss) - primary             $.60         $.72           $.37         $(.11)       $(1.95)
Net income (loss) - fully
  diluted                               $.60         $.72           $.37         $(.11)       $(1.95)
After extraordinary credit and
  an accounting change
  Net income (loss) - primary           $.60        $1.38           $.53         $(.11)       $(1.95)
  Net income (loss) - fully
    diluted                             $.60        $1.38           $.53         $(.11)       $(1.95)
Stockholders' equity - primary         $7.16        $8.46          $7.08         $6.69         $6.80
Stockholders' equity - fully
  diluted                              $7.16        $8.46          $7.08         $6.69         $6.80
Average common shares outstanding -
  primary                           1,750,988    1,708,207      1,629,710     1,597,194     1,737,864
Average common shares outstanding
  - fully diluted                   1,750,988    1,719,066      1,629,710     1,597,194     1,737,864
Common shares outstanding           1,680,096    1,659,141      1,598,251     1,597,231     1,597,156
Year End Balance Sheet Data:
  Total assets                       $213,991     $201,352       $187,235      $118,902       $97,339
  Loans, net                           74,940       85,461         85,322        60,786        54,580
  Investments held-to-maturity         46,273       40,060         79,869        47,727        29,442
  Investments available-for-sale       76,854       54,016              -             -             -
  Total deposits                      182,731      159,641        154,721       107,617        86,112
  Total stockholders' equity           12,537       14,454         11,545        10,682        10,855
Financial Ratios:
Net income (loss) before extraordinary
  credit and an accounting change to
  average:
Total assets                             0.49%       0.65%          0.38%        (0.16)%       (3.52)%
Stockholders' equity                     6.91%       9.08%          5.40%        (1.63)%      (25.26)%
Net income (loss) after extraordinary
  credit and an accounting change to
  average:
Total assets                             0.49%       1.24%          0.54%        (0.16)%       (3.52)%
Stockholders' equity                     6.91%       14.32%        57.68%        (1.63)%      (25.26)%
Year End:
  Gross loans to total assets           36.42%       44.25%        47.23%        51.12%        56.07%
  Gross loans to deposits               42.66%       55.81%        57.16%        56.48%        63.38%
Risk-based capital to assets            15.46%       14.10%        12.07%        14.37%        16.17%
Primary capital to total assets          8.50%        8.75%         7.70%        10.36%        12.87%
Tier one capital to assets              13.44%       11.76%         9.37%         8.98%        11.15%
Average stockholders' equity to
  average total assets                   7.15%        7.16%         6.98%         9.82%        13.96%
Nonperforming assets to total assets     0.87%        1.42%         2.86%         4.72%         6.29%
Nonperforming loans to gross loans       1.09%        1.78%         3.38%         4.51%         8.11%

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report and appear on the pages indicated.

(1)  Financial Statements:

                                                              Page in this
                                                             Amendment No. 1
                                                              to Form 10-K
                                                             ---------------

Consolidated Balance Sheet as of December 31, 1994 and 1993       21
Consolidated Statement of Income for the Years Ended
     December 31, 1994, 1993 and 1992                             22
Consolidated Statement of Changes in Stockholders' Equity
      for the Years Ended December 31, 1994, 1993 and 1992        23
Consolidated Statement of Cash Flows for the Years
      Ended December 31, 1994, 1993 and 1992                      24
Notes to the Consolidated Financial Statements                    25
Report of Independent Accountants                                 41

(2)  Financial Statement Schedules

     Report of Independent Accountants                      Page 47 in this
                                                            Amendment No. 1
                                                            to Form 10-K


     Schedule I - Loans to Related Parties For              Page 48 in this
       the Year Ended December 31, 1994                     Amendment No. 1
                                                            to Form 10-K



All other Schedules are omittted because they are not applicable.

(3)  Exhibits

Exhibit No.                          Description
-----------                          -----------

3.1 The Company's Certificate of Incorporation (incorporated by reference to Exhibit 3(a) the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

4 Common Shares Rights Agreement dated as of September 20, 1990 (incorporated by reference to Exhibit 4 to the Company's Form 8-K dated September 20, 1990 [Commission File Number 0-16272]).

10.1 Hometown Bancorporation, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit 10(iii)(A)(b) to the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

10.2 Hometown Bancorporation, Inc. 1995 Omnibus Stock Incentive Program (incorporated by reference to Exhibit 10(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 [Commission File Number 0-16272]).

10.3 Lease dated as of January 29, 1987 between NJM Realty Limited Partnership and the Bank (incorporated by reference to Exhibit 10(ii)(D)(b) to the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

10.4 Lease Modification Agreement dated as of May 1, 1995, between NJM Realty Limited Partnership and the Bank (incorporated by reference to Exhibit 10(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 [Commission File Number 0-16272].

10.5 Lease dated as of June 8, 1989 beetween Old Town Hall, Inc. and the Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 [Commission File Number 0-16272]).

10.6 Description of the Bank's Officer Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 [Commission File Number 0-16272]).

10.7 Employment Agreement executed January 2, 1991 between the Bank and Kevin E. Gage, as amended by Amendment No. 1 thereto dated as of November 18, 1993 (incorporated by reference to Exhibit
         10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 [Commission File Number 0-16272]).

10.8 Amendment No. 2, dated as of June 16, 1995, to Employment Agreement dated as of January 2, 1991 among the Company, the Bank and Kevin E. Gage (incorporated by reference to Exhibit 10(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 [Commission File Number 0-16272]).

11     Statement of Computation of Earnings Per Share.

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Reporton Form 10-K for the year ended December 31, 1993 [Commission File Number 0-16272]).

23     Consent of Independent Accountants.

27     Financial Data Schedule.

                                 Signatures(1)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOMETOWN BANCORPORATION, INC.



                                           By: /s/ KEVIN E. GAGE
                                               Kevin E. Gage
                                               President and Chief
                                               Executive Officer

Dated:  November 22, 1995

(1) This amendment has been executed in the same manner as a Form 8 would have been executed prior to the rescission of Form 8. See, Part V.F.2. of Release 34-31905 (February 23, 1993).

          REPORT ON INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
          -----------------------------------------------------------------

August 25, 1995
To the Shareholders and Board of Directors of Hometown Bancorporation, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 25, 1995 appearing on page 41 of Amendment No. 1 to the Annual Report on Form 10-K of Hometown Bancorporation, Inc. for the year ended December 31, 1994 also included an audit of the Financial Statement Schedule I on page 48 of Amendment No. 1 to the Annual Report on Form 10-K of Hometown Bancorporation, Inc. for the year ended December 31, 1994. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

                           HOMETOWN BANCORPORATION, INC.
                                  SCHEDULE I
                            LOANS TO RELATED PARTIES
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1994

                    Balance
                   Beginning  Reclassifications  Reclassifications  Balance
Name of Debtor      of Year     and Additions       and Payments   End of Year
--------------     ---------  -----------------  ---------------   -----------

Stephen Zangrillo $  107,500             $0          $107,500              $0
Arnold Libner      1,221,889              0             8,487       1,213,402
484 Post Road
  Associates         881,153              0           881,153               0
Greenport Assoc.     261,000              0           261,000               0
Fine Arts Realty     341,828              0             6,536         335,292
Other                 15,000        128,887            17,821         126,066
                   ---------        -------           -------       ---------
Totals            $2,828,370       $128,887        $1,282,497      $1,674,760
                   =========        =======         =========       =========

                                  Exhibit Index


Exhibit No.                            Description
----------                             -----------

3.1 The Company's Certificate of Incorporation (incorporated by reference to Exhibit 3(a) the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

4 Common Shares Rights Agreement dated as of September 20, 1990 (incorporated by reference to Exhibit 4 to the Company's Form 8-K dated September 20, 1990 [Commission File Number 0-16272]).

10.1 Hometown Bancorporation, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit 10(iii)(A)(b) to the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

10.2 Hometown Bancorporation, Inc. 1995 Omnibus Stock Incentive Program (incorporated by reference to Exhibit 10(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 [Commission File Number 0-16272]).

10.3 Lease dated as of January 29, 1987 between NJM Realty Limited Partnership and the Bank (incorporated by reference to Exhibit 10(ii)(D)(b) to the Company's Registration Statement on
        Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

10.4 Lease Modification Agreement dated as of May 1, 1995, between NJM Realty Limited Partnership and the Bank (incorporated by reference to Exhibit 10(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 [Commission File Number 0-16272].

10.5 Lease dated as of June 8, 1989 beetween Old Town Hall, Inc. and the Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 [Commission File Number 0-16272]).

10.6 Description of the Bank's Officer Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 [Commission File Number 0-16272]).

10.7 Employment Agreement executed January 2, 1991 between the Bank and Kevin E. Gage, as amended by Amendment No. 1 thereto dated as of November 18, 1993 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 [Commission File Number 0-16272]).

10.8 Amendment No. 2, dated as of June 16, 1995, to Employment Agreement dated as of January 2, 1991 among the Company, the Bank and Kevin
        E. Gage (incorporated by reference to Exhibit 10(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 [Commission File Number 0-16272]).

11      Statement of Computation of Earnings Per Share.
 .
21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Reporton Form 10-K for the year ended December 31, 1993 [Commission File Number 0-16272]).

23      Consent of Independent Accountants.

27      Financial Data Schedule.