Form 10-Q/A
period 1994-03-31
HOMETOWN BANCORPORATION INC
filed 1995-11-28
CIK 812699

FORM 10-Q/A
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                   Amendment No. 1

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1994
                                ----------------

                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the transition period from____________to_____________

 Commission file number      0-16272
                        ------------

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

 YES  X      NO
     ---        ---

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

              Class                              Outstanding at April 30, 1994
              -----                              -----------------------------
 Common Stock (Voting), $1 par
              Value                                        1,670,171
                                                           ---------

                        HOMETOWN BANCORPORATION, INC.

                                     INDEX


                                                                            Page


     Part I - Financial Information
     ------------------------------

            Item 1. - Financial Statements
            -------

                    Consolidated Balance Sheet -
                      March 31, 1994 and December 31, 1993                    3

                    Consolidated Statement of Income -
                      Three Months Ended March 31, 1994 and 1993            4-5

                    Consolidated Statement of Cash Flows -
                      Three Months Ended March 31, 1994 and 1993              6

            Item 2. - Management's Discussion and Analysis
            -------   of Financial Condition and Results of Operations     7-12

Part II - Other Information
---------------------------

       Item 6. - Exhibits and Reports on Form 8-K                            12
       -------

            Signatures                                                       13

 Part I
 Item 1. - Financial Statements
 ------------------------------

                         Hometown Bancorporation, Inc.
                          Consolidated Balance Sheet
           (000's of dollars except par value and share amounts)

                                                                Restated
                                                        March 31,   December 31,
                                                          1994          1993
                                                          ----          ----
 ASSETS                                                (unaudited)
 Cash and due from banks                                 $9,428        $7,124
 Federal funds sold                                         520         6,370
 Investments available for sale, at fair value           61,834        54,016
 Investments held to maturity (fair value:
     $40,136 in 1994 and $40,558 in 1993)                39,762        40,060
 Loans, less allowance for loan losses of
     $3,366 in 1994 and $3,640 in 1993                   83,267        85,461
 Equipment and leasehold improvements, net of
     accumulated depreciation of $1,663 in 1994
     and $1,578 in 1993                                   1,780         1,781
 Other real estate owned                                  1,706         1,271
 Other assets                                             5,394         5,269
                                                        -------       -------
     Total Assets                                      $203,691      $201,352
                                                        =======       =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
     Demand                                             $21,445       $22,995
     NOW and money market accounts                       82,412        78,806
     Savings deposits                                    15,756        15,275
     Certificates of deposit of $100 and over             5,765         6,426
     Other time deposits                                 37,340        36,139
                                                        -------       -------
                                                        162,718       159,641
 FHLBB advances                                          25,000        25,000
 Accrued interest and other liabilities                   1,047         2,257
                                                        -------       -------
     Total Liabilities                                  188,765       186,898
                                                        -------       -------

 STOCKHOLDERS' EQUITY
 Preferred Stock, par value $1; 2,000,000 shares
     authorized, none issued and outstanding
 Common Stock, par value $1; 10,000,000 shares
     authorized, 1,670,171 and 1,659,141 issued
     and outstanding in 1994 and 1993, respectively       1,833         1,833
 Surplus                                                 13,960        13,960
 Retained earnings (accumulated deficit)                   (134)         (494)
 Treasury stock - 163,155 and 174,155 shares in 1994
     and 1993, respectively, at cost                       (945)       (1,008)
 Unrealized gain on investments available for sale          212           163
                                                        -------       -------
     Total Stockholders' Equity                          14,926        14,454
                                                        -------       -------
 Total Liabilities and Stockholders' Equity            $203,691      $201,352
                                                        =======       =======

                           Hometown Bancorporation, Inc.
                          Consolidated Statement of Income
              (000's of dollars except par value and share amounts)

                                                               Restated
                                                      For the three months ended
                                                               March 31,
                                                           1994         1993
                                                           ----         ----
 Interest and dividend income:                         (unaudited)   (unaudited)
     Interest and fees on loans                          $1,621        $1,640
 Interest on investment securities:
     Taxable:
     Obligations of U.S. Agencies                           778           620
     Other                                                  384           484
 Interest on federal funds sold                              29             9
 Dividends                                                   30            25
                                                        -------       -------
     Total interest and dividend income                   2,842         2,778
 Interest expense:
     Deposits                                               909         1,034
     Other                                                  263           236
                                                        -------       -------
                                                          1,172         1,270
 Net interest income                                      1,670         1,508
 Provision for loan losses                                   25           185
 Provision for OREO losses                                    9            --
                                                        -------       -------
 Net interest income after provision for
     loan and OREO losses                                 1,636         1,323
 Other operating revenue:
     Deposit and other service charges                      168           161
     Mortgage origination fees                              166            93
     Securities gains                                        45            27
     Other                                                   66            78
                                                        -------       -------
 Net interest income and operating revenue                2,081         1,682
 Other operating expenses:
     Salaries and benefits                                  705           642
     Occupancy expense                                      143           140
     FDIC insurance premiums                                 99            97
     Depreciation                                            99            83
     Advertising and marketing                               63            50
     Foreclosure expense and cost of other
          real estate owned                                  30            46
     Other operating expenses                               336           330
                                                        -------       -------
     Total other operating expenses                       1,475         1,388

 Income before taxes and cumulative effect
     of an accounting change                                606           294
 Provision for federal and state income taxes               219           100
                                                        -------       -------
 Net income before cumulative effect of an
     accounting change                                      387           194
 Cumulative effect of an accounting change
     FAS 109                                                 --         1,125
                                                        -------       -------
 Net income                                                $387        $1,319
                                                           ====         =====

                                                               Restated
                                                     For the three months ended
                                                               March 31,
                                                        1994            1993
                                                    (unaudited)      (unaudited)
 Earnings per share
 Primary:

 Earnings per share before taxes and cumulative
     effect of an accounting change                        $.22          $.12
 Cumulative effect of an accounting change - FAS 109        ---           .67
 Earnings per share -- primary                             $.22          $.79
                                                           ====          ====
 Average number of shares outstanding                 1,743,556     1,673,647
                                                      =========     =========


 Fully diluted:

 Earnings per share before taxes and cumulative
     effect of an accounting change                        $.22          $.12
 Cumulative effect of an accounting change - FAS 109        ---           .67
 Earnings per share -- fully diluted                       $.22          $.79
                                                           ====          ====
 Total common stock equivalents                       1,743,556     1,673,647
                                                        =======       =======

                        Hometown Bancorporation, Inc.
                     Consolidated Statement of Cash Flows
                           (thousands of dollars)

                                                               Restated
                                                     For the three months ended
                                                               March 31,
                                                         1994           1993
                                                         ----           ----
 Cash Flows from Operating Activities:               (unaudited)    (unaudited)
 Net income                                                $387        $1,319
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization, net                      99            83
     Provision for loan losses and OREO losses               34           185
     Securities gains                                       (45)          (27)
     Increase in other assets                              (125)          (43)
     Decrease in other liabilities                       (1,210)         (173)
                                                        -------       -------
 Net cash (used) provided by operating activities          (860)        1,344
                                                        -------       -------

 Cash Flows from Investing Activities:
 Proceeds from the maturity of investments held
     to maturity                                          5,781         1,444
 Purchase of investments held to maturity                (6,959)       (4,166)
 Proceeds from the sale of investments held to
     maturity                                                --         7,800
 Proceeds from the maturity of investments
     available for sale                                   7,366            --
 Purchase of investment securities available
     for sale                                           (20,421)           --
 Proceeds from the sale of investments available
     for sale                                             6,484            --
 Net decrease (increase) in loans                         2,468        (3,732)
 Increase in foreclosed assets                             (435)           --
 Purchase of capital assets                                 (84)         (275)
                                                        -------       -------
 Net cash (used) provided by investing activities        (5,800)        1,071
                                                        -------       -------

 Cash Flows from Financing Activities:
 Net increase (decrease) in demand deposits, NOW
     accounts, money market accounts and
     savings accounts                                     2,537        (8,038)
 Net increase (decrease) in certificates of deposit
     and other time deposits                                540        (1,438)
 Exercise of stock options                                   37           357
                                                        -------       -------
 Net cash provided (used) by financing activities         3,114        (9,119)
                                                        -------       -------

 Net decrease in cash and cash equivalents               (3,546)       (6,704)
 Cash and cash equivalents at the beginning of
     the period                                          13,494        14,857
                                                        -------       -------
 Cash and cash equivalents at the end of the period      $9,948        $8,153
                                                         ======        ======

 Item 2. -   Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations
             -----------------------------------

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

 Results of Operations
 ---------------------

     The Company earned consolidated net income of $387,000 or $.22 per share and $1,319,000 or $.79 per share for the three months ended
 March 31, 1994 and 1993, respectively. Net income for the three months ended March 31, 1993 included a one-time benefit of $1,125,000 or $.67 per share as a result of the Company's adoption of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109"), as of January 1, 1993. (See discussion below under "Change in Accounting Principle.") Net operating income (net income before the cumulative effect of FAS 109 in 1993) increased 99% from $194,000 or $.12 per share during the first quarter of 1993 to $387,000 or $.22 per share during the first quarter of 1994.

 Change in Accounting Principle
 ------------------------------

     The Company adopted FAS 109 as of January 1, 1993. Income taxes had previously been accounted for in accordance with Accounting Principle Bulletin No. 11. The benefit of the accounting change is a one-time credit of $1,125,000, during the first quarter of 1993 resulting from the recording of a deferred tax asset as of January 1, 1993.

 Net Interest Income
 -------------------

     Net interest income increased $162,000 or 11% from $1,508,000 for the three months ended March 31, 1993 to $1,670,000 for the three months ended March 31, 1994. The increase in net interest income was due primarily to an increase in average interest earning assets of 11% from the quarter ended March 31, 1993 to the quarter ended March 31, 1994. Below is the yield analysis for the three months ended March 31, 1994 and for the year ended December 31, 1993.


                          HOMETOWN BANCORPORATION, INC.
                                  YIELD ANALYSIS
                                (000's of dollars)

                         For the Three Months Ended       For the Year Ended
                                March 31, 1994            December 31, 1993
                         Average                      Average
                         Balance   Interest   Yield   Balance   Interest   Yield
                         -------   --------   -----   --------  --------   -----
ASSETS
------

Interest earning assets:
  Loans                  $ 88,792  $1,621     7.30%   $ 91,043  $  6,596   7.24%
  Investment securities    98,081   1,192     4.86%     80,875     4,598   5.69%
  Federal funds sold        3,781      29     3.11%      3,839       110   2.87%
                         -------------------------------------------------------
  Total interest earning
    assets                190,654   2,842     5.96%    175,757    11,304   6.43%
                         -------------------------------------------------------

Non interest earning assets:
  Cash and due from banks   6,568                        6,665
  Allowance for loan
    losses                 (3,643)                      (3,353)
  Other assets              8,645                       12,048
                          -------                      -------
  Total assets           $202,224                     $191,117
                          =======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Interest bearing liabilities:
  Savings deposits       $ 15,970      78     1.98%   $ 14,535       343   2.36%
  NOW accounts             28,999      95     1.33%     24,635       488   1.98%
  Money market deposits    51,261     315     2.49%     50,228     1,381   2.75%
  Time deposits            42,845     422     3.99%     43,033     1,610   3.74%
  Other interest bearing
    liabilities            25,081     262     4.24%     24,170     1,173   4.85%
                          ------------------------------------------------------
  Total interest bearing
    liabilities           164,156   1,172     2.90%    156,601     4,995   3.19%
                          ------------------------------------------------------
Non interest bearing
  liabilities:
  Demand deposits          19,006                       17,701
  Other liabilities         4,064                        3,163
  Stockholders' equity     14,998                       13,652
  Total liabilities and  --------                     --------
    stockholders' equity $202,224                     $191,117
                         ========                     ========
                                   ------                        -------
Net interest income                $1,670                        $ 6,309
                                   ======                        =======
Net yield on interest
  earning assets                              3.50%                        3.59%
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

     For the three months ended March 31, 1994 and 1993 the Company recorded a provision to the allowance for loan losses of $25,000 and $185,000, respectively. The reduction in the provision for loan losses is due to an overall improvement in the performance of the loan portfolio as reflected in the decline in nonperforming assets. The following table illustrates nonperforming assets and allowance for possible loan loss coverage ratios for the Company at March 31, 1994 and December 31, 1993.

                                                       March 31,  December 31,
                                                         1994           1993
                                                       (thousands of dollars)

      Nonaccruing loans                                  $713          $1,583
      Other real estate owned, net                      1,706           1,271
                                                        -----           -----
      Total nonperforming assets                       $2,419          $2,854
                                                        =====           =====
      Restructured and performing loans                  $878          $1,348
                                                        =====           =====
      Nonaccruing loans to gross loans                    .82%           1.77%
      Nonperforming assets to total assets               1.18%           1.41%
      Allowance for loan losses                        $3,366          $3,640
      Coverage Ratios:
      Allowance for loan losses to gross loans           3.87%           4.07%
      Allowance for loan losses to nonperforming
        assets                                         139.15%         127.54%

      Had the nonaccruing loans in the table above been current, gross interest income on these loans for the three months ended March 31, 1994 would have been approximately $14,000. There was no interest income actually recorded on these loans during 1994.

 Other Operating Revenue
 -----------------------

     For the three months ended March 31, 1994, total other operating revenue increased $86,000 or 24% as compared to the three months ended March 31, 1993. This increase was due to a $73,000 or 79% increase in mortgage origination fees from $93,000 for the quarter ended March 31, 1993 to $166,000 for the quarter ended March 31, 1994. Investment securities gains increased $18,000 or 67% from March 31, 1993 to March 31, 1994.

 Other Operating Expenses
 ------------------------

     Total other operating expenses increased $87,000 or 6% from $1,388,000 for the three months ended March 31, 1993 to $1,475,000 for the three months ended March 31, 1994. The increase in total other operating expenses during the three months ended March 31, 1994 is primarily due to increases in salaries and benefits, depreciation and advertising and marketing.

     Total other operating expenses as a percentage of average total assets declined to an annual rate of 2.92% for the three months ended March 31, 1994 from 3.03% for the three months ended March 31, 1993.

     For the three months ended March 31, 1994 salaries and benefits expense increased $63,000 or 10% versus the three months ended March 31, 1993. This increase reflects increases in the cost of comprehensive benefits, primarily medical and dental insurance, offered to employees combined with unemployment and FICA taxes, and an increase in full-time equivalent employees to support the Company's growth in assets.

     Occupancy expense increased $3,000 or 2% for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993. This increase is due to scheduled rent increases for the new year.

     For the three months ended March 31, 1994, FDIC insurance premiums increased $2,000 or 2% as compared to the three months ended March 31, 1993. The increase is due to an increase in deposits during the three months ended March 31, 1994 versus the three months ended March 31, 1993.

     Depreciation expense increased $16,000 or 19% for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993. This increase is due to the Bank upgrading its computer system during the fourth quarter of 1994. The previous system was eight years old.

     For the three months ended March 31, 1994 advertising and marketing expense increased $13,000 or 26% from $50,000 for the three months ended March 31, 1993 to $63,000 for the three months ended March 31, 1994.
 The increase is due to increased advertising, public relations, and direct marketing of the Bank's products.

     Foreclosure expense and cost of Other Real Estate Owned is down $16,000 or 35% from $46,000 for the three months ended March 31, 1993 to $30,000 for the three months ended March 31, 1994. This decrease is due to a reduction in problem assets and an overall improvement in the loan portfolio during 1994.

     For the three months ended March 31, 1994 other operating expenses-other increased $6,000 or 2% as compared to the three months ended March 31, 1993. This increase was primarily due to increases in variable costs associated with the Bank's increase in deposits during the last three months.

Liquidity and Capital Resources
-------------------------------

     Total deposits of the Company increased $3,077,000 to $162,718,000 at March 31, 1994 from December 31, 1993 when total deposits were $159,641,000. This increase was due primarily to higher NOW and money market account balances at March 31, 1994.

     In addition to deposits (the Bank's primary funding and liquidity source) liquidity is managed through continuous maturity of earning assets, federal funds lines of credit and Federal Home Loan Bank
 Advances.

     The Company's total capital increased $472,000 from December 31, 1993 to March 31, 1994, primarily due to the net income of $387,000 for the three months ended March 31, 1994 and to the exercise of 11,000 stock options resulting in $37,000 in additional capital. Illustrated below are the Company's capital to asset ratios and the corresponding regulatory minimums.

                                                   Hometown Bancorporation, Inc.
                                                           Capital Ratios
                                                        March 31,  Regulatory
                                                          1994      Minimum
                                                        ---------  -----------
 Tier one leverage capital ratio                           6.69%      4.00%
 Risk-based capital ratio                                 14.90%      8.00%

  The following summarizes the Company's investment portfolio by type of security at March 31, 1994:

                                                         Carrying  Approximate
                                                         Amount      Fair Value
                                                         ------      ----------
                                                         (thousands of dollars)

 Investments held to maturity:

     Obligations of U. S. Government Agencies           $ 1,047         $ 1,096
     U. S. Agency Mortgage-backed Securities             29,971          30,264
     Other mortgage-backed securities                     7,724           7,730
     U. S. Treasury Securities                            1,020           1,046
                                                         ------          ------
                                                        $39,762         $40,136
                                                         ======          ======
 Investments available for sale:

     Obligations of U. S. Government Agencies          $    497        $    497
     U. S. Agency Mortgage-backed Securities             35,855          36,036
     Other mortgage-backed securities                    19,819          19,868
     U. S. Treasury Securities                            4,107           4,089
     Federal Home Loan Bank Stock                         1,344           1,344
                                                         ------          ------
                                                        $61,622         $61,834
                                                         ======          ======

Part II
Item 6.  Exhibits and Reports on form 8-K
-----------------------------------------

         (a)  Exhibits

         No.          Description
         ---          -----------

         27           Financial Data Schedule

         (b)  Reports on Form 8-K

         During the quarter ended March 31, 1994, the Company filed no

 Current Reports on Form 8-K.

                                    Signatures
                                    ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Hometown Bancorporation, Inc.



 Date:  November 28, 1995                    By:/s/KEVIN E. GAGE
                                                Kevin E. Gage
                                                President and
                                                Chief Executive Officer



 Date:  November 28, 1995                    By:/s/ALBERT T. JARONCZYK
                                                Albert T. Jaronczyk
                                                Senior Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX



No.                              Description
---                              -----------

27                               Financial Data Schedule