Form 10-Q/A
period 1994-06-30
HOMETOWN BANCORPORATION INC
filed 1995-11-28
CIK 812699

FORM 10-Q/A
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                   Amendment No. 1

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1994
                                  -------------

                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the transition period from____________to_____________

 Commission file number      0-16272
                        ------------

                            Hometown Bancorporation, Inc.
                            -----------------------------
                (Exact name of Registrant as specified its charter)

             Delaware                                    06-1199559
             --------                                   ------------
 (State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                      Identification No.)

                 20 West Avenue, P.O. Box 1265, Darien, CT  06820
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

 YES  X      NO
     ---        ---

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

               Class                               Outstanding at July 31, 1994
               -----                               ----------------------------
 Common Stock (Voting), $1 par
          Value                                               1,678,196
                                                              ---------

                        HOMETOWN BANCORPORATION, INC.
                        -----------------------------

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

     Part I - Financial Information
     ------------------------------

            Item 1. - Financial Statements
            -------

                    Consolidated Balance Sheet -
                      June 30, 1994 and December 31, 1993                     3

                    Consolidated Statement of Income -
                      Three Months Ended June 30, 1994 and 1993             4-5

                    Consolidated Statement of Income -
                      Six Months Ended June 30, 1994 and 1993               6-7

                    Consolidated Statement of Cash Flows -
                      Six Months Ended June 30, 1994 and 1993                 8

            Item 2. - Management's Discussion and Analysis
            -------   of Financial Condition and Results of Operations     9-13

Part II - Other Information
---------------------------

       Item 6. - Exhibits and Reports on Form 8-K                            14
       -------

            Signatures                                                       15

 Part I
 Item 1. - Financial Statements
 ------------------------------

                         Hometown Bancorporation, Inc.
                          Consolidated Balance Sheet
            (000's of dollars except par value and share amounts)

                                                                 Restated
                                                          June 30,  December 31,
                                                          1994            1993
                                                          ----            ----
 ASSETS                                               (unaudited)
 Cash and due from banks                                 $6,607          $7,124
 Federal funds sold                                          --           6,370
 Investments available for sale, at fair value           64,498          54,016
 Investments held to maturity (fair value:
     $49,105 in 1994 and $40,558 in 1993)                49,328          40,060
 Loans, less allowance for loan losses of
     $3,003 in 1994 and $3,640 in 1993                   84,793          85,461
 Equipment and leasehold improvements, net of
     accumulated depreciation of $1,404 in 1994
     and $1,578 in 1993                                   1,727           1,781
 Other real estate owned                                  1,245           1,271
 Other assets                                             4,643           5,269
                                                        -------         -------
     Total Assets                                      $212,841        $201,352
                                                        =======         =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
     Demand                                             $20,574         $22,995
     NOW and money market accounts                       76,852          78,806
     Savings deposits                                    16,717          15,275
     Certificates of deposit of $100 and over             7,976           6,426
     Other time deposits                                 48,819          36,139
                                                        -------         -------
                                                        170,938         159,641
 FHLBB advances                                          27,555          25,000
 Accrued interest and other liabilities                     681           2,257
                                                        -------         -------
     Total Liabilities                                  199,174         186,898
                                                        -------         -------

 STOCKHOLDERS' EQUITY
 Preferred Stock, par value $1; 2,000,000 shares
     authorized, none issued and outstanding
 Common Stock, par value $1; 10,000,000 shares
     authorized, 1,678,171 and 1,659,141 issued
     and outstanding in 1994 and 1993, respectively       1,833           1,833
 Surplus                                                 13,960          13,960
 Retained earnings (accumulated deficit)                    163            (494)
 Treasury stock - 153,155 and 174,155 shares in 1994
     and 1993, respectively, at cost                       (898)         (1,008)

 Unrealized (loss) gain on investments available
   for sale                                              (1,391)            163
                                                        -------         -------
     Total Stockholders' Equity                          13,667          14,454
                                                        -------         -------
 Total Liabilities and Stockholders' Equity            $212,841        $201,352
                                                        =======         =======

                         Hometown Bancorporation, Inc.
                        Consolidated Statement of Income
             (000's of dollars except par value and share amounts)

                                                              Restated
                                                     For the three months ended
                                                               June 30,
                                                          1994           1993
                                                          ----           ----
 Interest and dividend income:                         (unaudited)   (unaudited)
     Interest and fees on loans                          $1,657          $1,667
 Interest on investment securities:
     Taxable:
     Obligations of U.S. Agencies                           721             763
     Other     631  324
 Interest on federal funds sold                              17              31
 Dividends                                                   22              20
                                                        -------         -------
     Total interest and dividend income                   3,048           2,805
 Interest expense:
     Deposits                                             1,069           1,010
     Other                                                  275             247
                                                        -------         -------
                                                          1,344           1,257
 Net interest income                                      1,704           1,548
 Provision for loan losses                                   --             125
 Provision for OREO losses                                   25              60
                                                        -------         -------
 Net interest income after provision for
     loan and OREO losses                                 1,679           1,363
 Other operating revenue:
     Deposit and other service charges                      159             171
     Mortgage origination fees                              169             264
     Other                                                   30              21
                                                        -------         -------
 Net interest income and operating revenue                2,037           1,819
 Other operating expenses:
     Salaries and benefits                                  740             638
     Occupancy expense                                      142             139
     FDIC insurance premiums                                100              96
     Depreciation                                            99              82
     Advertising and marketing                               63              50
     Foreclosure expense and cost of other
          real estate owned                                  30              46
     Other operating expenses                               410             368
                                                        -------         -------
     Total other operating expenses                       1,584           1,419

 Income before taxes                                        453             400
 Provision for federal and state income taxes               163             153
                                                        -------         -------
 Net income                                                $290            $247
                                                           ====           =====

                                                               Restated
                                                      For the three months ended
                                                               June 30,
                                                          1994            1993
                                                          ----            ----
                                                      (unaudited)    (unaudited)
 Earnings per share
 Primary:

 Earnings per share -- primary                             $.17            $.14
                                                           ====            ====
 Average number of shares outstanding                 1,755,347       1,709,045
                                                      =========       =========

 Fully diluted:

 Earnings per share -- fully diluted                       $.17            $.14
                                                           ====            ====
 Total common stock equivalents                       1,756,415       1,716,084
                                                      =========       =========

                         Hometown Bancorporation, Inc.
                        Consolidated Statement of Income
            (000's of dollars except par value and share amounts)

                                                                 Restated
                                                        For the six months ended
                                                                 June 30,
                                                           1994          1993
                                                           ----          ----
 Interest and dividend income:                         (unaudited)   (unaudited)
     Interest and fees on loans                          $3,278          $3,307
 Interest on investment securities:
     Taxable:
     Obligations of U.S. Agencies                         1,499           1,190
     Other                                                1,015           1,001
 Interest on federal funds sold                              46              40
 Dividends                                                   52              45
                                                        -------         -------
     Total interest and dividend income                   5,890           5,583
 Interest expense:
     Deposits                                             1,978           1,970
     Other                                                  538             557
                                                        -------         -------
                                                          2,516           2,527
 Net interest income                                      3,374           3,056
 Provision for loan losses                                   25             310
 Provision for OREO losses                                   34              60
                                                        -------         -------
 Net interest income after provision for
     loan and OREO losses                                 3,315           2,686
 Other operating revenue:
     Deposit and other service charges                      327             332
     Mortgage origination fees                              335             357
     Securities gains                                        45              27
     Other                                                   96              99
                                                        -------         -------
 Net interest income and operating revenue                4,118           3,501
 Other operating expenses:
     Salaries and benefits                                1,445           1,280
     Occupancy expense                                      285             279
     FDIC insurance premiums                                199             193
     Depreciation                                           198             165
     Advertising and marketing                              125             100
     Foreclosure expense and cost of other
          real estate owned                                  60              92
     Other operating expenses                               747             698
                                                        -------         -------
     Total other operating expenses                       3,059           2,807

 Income before taxes and cumulative effect
     of an accounting change                              1,059             694
 Provision for federal and state income taxes               382             253
 Net income before cumulative effect of an                -----          ------
     accounting change                                      677             441
 Cumulative effect of an accounting change
     FAS 109                                                 --           1,125
                                                        -------         -------
 Net income                                                $677          $1,566
                                                           ====           =====

                                                                Restated
                                                        For the six months ended
                                                                June 30,
                                                           1994          1993
                                                           ----          ----
                                                        (unaudited)  (unaudited)
 Earnings per share
 Primary:

 Earnings per share before taxes and
     cumulative effect of an accounting change             $.39            $.26
 Cumulative effect of an accounting change - FAS 109         --             .67
                                                           ----            ----
 Earnings per share -- primary                             $.39            $.93
                                                           ====            ====
 Average number of shares outstanding                 1,747,437       1,691,288
                                                      =========       =========


 Fully diluted:

 Earnings per share before taxes and
     cumulative effect of an accounting change             $.39            $.26
 Cumulative effect of an accounting change - FAS 109         --             .66
                                                           ----            ----
 Earnings per share -- fully diluted                       $.39            $.92
                                                           ====            ====
 Average number of shares outstanding                 1,748,996       1,699,719
                                                      =========       =========

                         Hometown Bancorporation, Inc.
                      Consolidated Statement of Cash Flows
                               (thousands of dollars)

                                                                  Restated
                                                        For the Six Months ended
                                                                  June 30,
                                                             1994        1993
                                                             ----        ----
 Cash Flows from Operating Activities:                   (unaudited) (unaudited)
 Net income                                                $677          $1,566
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization, net                     198             165
     Provision for loan losses and OREO losses               59             370
     Securities gains                                       (45)            (27)
     Decrease (increase) in other assets                    626          (5,469)
     (Decrease) in other liabilities                     (1,576)            919
                                                         ------          ------
 Net cash provided (used) by operating activities           (61)         (2,476)
                                                         ------          ------

 Cash Flows from Investing Activities:
 Proceeds from the maturity of investments held
     to maturity                                         10,868           4,508
 Purchase of investments held to maturity               (21,513)         (4,166)
 Proceeds from the sale of investments held to
     maturity                                                --           7,800
 Proceeds from the maturity of investments
     available for sale                                  12,302              --
 Purchase of investment securities available
     for sale                                           (33,249)         (9,072)
 Proceeds from the sale of investments available
     for sale                                             9,645              --
 Net decrease (increase) in loans                         1,305          (2,668)
 Decrease in foreclosed assets                               (8)             69
 (Purchase) of capital assets                              (119)           (412)
                                                         ------          ------
 Net cash (used) by investing activities                (20,769)         (3,941)
                                                         ------          ------

 Cash Flows from Financing Activities:
 Net (decrease) in demand deposits, NOW
     accounts, money market accounts and
     savings accounts                                    (2,933)         (1,481)
 Net increase (decrease) in certificates of deposit
     and other time deposits                             14,230          (2,570)
 Increase in FHLBB advances                               2,555           5,000
 Exercise of stock options                                   91             376
                                                         ------          ------
 Net cash provided by financing activities               13,943           1,325
                                                         ------          ------

 Net decrease in cash and cash equivalents               (6,887)         (5,092)
 Cash and cash equivalents at the beginning of
     the period                                          13,494          14,857
                                                         ------          ------
 Cash and cash equivalents at the end of the period      $6,607          $9,765
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

 Results of Operations
 ---------------------

     The Company earned consolidated net income of $290,000 or $.17 per share and $247,000 or $.14 per share for the three months ended June 30, 1994 and 1993, respectively. The Company earned consolidated net income of $677,000 or $.39 per share and $1,566,000 or $.93 per share ($.92 fully diluted) for the six months ended June 30, 1994 and 1993, respectively. Net income for the six months ended June 30, 1993 includes a one-time benefit of $1,125,000 or $.66 per share as a result of the Company's adoption of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109"), as of January 1, 1993. Net operating income increased $236,000 or 54% from $441,000 (net income before the cumulative effect of FAS 109 in 1993) or $.26 per share during the first six months of 1993 to $677,000 or $.39 per share during the first six months of 1994.

 Net Interest Income
 -------------------

     Net interest income increased $156,000 or 10% and $318,000 or 10% for the three and six months ended June 30, 1994, as compared to the three and six months ended June 30, 1993, respectively. The increases in net interest income were due primarily to an increase in average interest earning assets for the three and six month periods as compared to the prior year. Below is the yield analysis for the six months ended June 30, 1994 and for the year ended December 31, 1993.

                          HOMETOWN BANCORPORATION, INC.
                                  YIELD ANALYSIS
                                (000's of dollars)

                          For the Six Months Ended        For the Year Ended
                                June 30, 1994             December 31, 1993
                         Average                      Average
                         Balance   Interest   Yield   Balance   Interest   Yield
                         -------   --------   -----   --------  --------   -----
ASSETS
------

Interest earning assets:
  Loans (1)              $ 87,782  $3,278     7.47%   $ 91,043  $  6,596   7.24%
  Investment securities   103,219   2,566     4.97%     80,875     4,598   5.69%
  Federal funds sold        2,834      46     3.27%      3,839       110   2.87%
                         -------------------------------------------------------
  Total interest earning
    assets                193,835   5,890     6.08%    175,757    11,304   6.43%
                         -------------------------------------------------------

Non interest earning assets:
  Cash and due from banks   6,370                        6,665
  Allowance for loan
    losses                 (3,512)                      (3,353)
  Other assets              9,156                       12,048
                          -------                      -------
  Total assets           $205,849                     $191,117
                          =======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Interest bearing liabilities:
  Savings deposits       $ 16,005     162     2.04%   $ 14,535       343   2.36%
  NOW accounts             28,188     189     1.35%     24,635       488   1.98%
  Money market deposits    51,468     680     2.66%     50,228     1,381   2.75%
  Time deposits            46,605     947     4.06%     43,033     1,610   3.74%
  Other interest bearing
    liabilities            25,384     538     4.24%     24,170     1,173   4.85%
                          ------------------------------------------------------
  Total interest bearing
    liabilities           167,650   2,516     3.00%    156,601     4,995   3.19%
                          ------------------------------------------------------
Non interest bearing
  liabilities:
  Demand deposits          18,922                       17,701
  Other liabilities         4,231                        3,163
  Stockholders' equity     15,046                       13,652
  Total liabilities and  --------                     --------
    stockholders' equity $205,849                     $191,117
                         ========                     ========
                                   ------                        -------
Net interest income                $3,374                        $ 6,309
                                   ======                        =======
Net yield on interest
  earning assets                              3.48%                        3.59%
                                              =====                        =====

(1)  Includes nonaccruing loans.


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

     For the three months ended June 30, 1994 and 1993 the Company recorded a provision to the allowance for loan losses of $0 and $125,000, respectively. For the six months ended June 30, 1994 and 1993, the Company recorded a provision to the allowance for loan losses of $25,000 and $310,000, respectively. The reduction in the provision for loan losses is due to an overall improvement in the performance of the loan portfolio as reflected in the decline in nonperforming assets. The following table illustrates nonperforming assets and allowance for possible loan loss coverage ratios for the Company at June 30, 1994 and December 31, 1993.

                                                          June 30,  December 31,
                                                           1994           1993
                                                           ----           ----
                                                         (thousands of dollars)

 Nonaccruing loans                                         $978          $1,583
 Other real estate owned, net                             1,245           1,271
                                                          -----           -----
 Total nonperforming assets                              $2,223          $2,854
                                                          =====           =====
 Restructured and performing loans                         $610          $1,348
                                                          =====           =====
 Nonaccruing loans to gross loans                          1.11%          1.77%
 Nonperforming assets to total assets                      1.04%          1.41%
 Allowance for loan losses                               $3,003          $3,640
 Coverage Ratios:
 Allowance for loan losses to gross loans                  3.41%           4.07%
 Allowance for loan losses to nonperforming assets       135.09%         127.54%

     Had the nonaccruing loans in the table above been current, gross interest income on these loans for the six months ended June 30, 1994 would have been approximately $43,000. There was no interest income actually recorded on these loans during 1994.

 Other Operating Revenue
 -----------------------

     For the three and six months ended June 30, 1994, total other operating revenue decreased $98,000 or 21% and $2,000 or .2%, as compared to the three and six months ended June 30, 1993. The decrease in the second quarter is due to a $95,000 or 36% decline in mortgage origination fees from $264,000 for the quarter ended June 30, 1993 to $169,000 for the quarter ended June 30, 1994. The decline for the six months ended June
 30, 1994 as compared to the six months ended June 30, 1993 reflects lower mortgage origination fees as compared to 1993 offset by increases in security gains realized in 1994. The decline in mortgage origination fees during 1994 is the result of the rise in interest rates which curbed mortgage loan demand.

 Other Operating Expenses
 ------------------------

     For the three and six months ended June 30, 1994 total other operating expenses increased $165,000 or 12% and $252,000 or 9%, respectively, as compared to the three and six months ended June 30, 1993. The increase in total other operating expenses during the three and six months ended June 30, 1994 is primarily due to increases in salaries and benefits, occupancy expense, FDIC insurance premiums, depreciation, and advertising and marketing.

     Total other operating expenses as a percentage of average total assets declined to an annual rate of 2.97% for the six months ended June 30, 1994 from 3.01% for the six months ended June 30, 1993.

     For the three and six months ended June 30, 1994 salaries and benefits expense increased $102,000 or 16% and $165,000 or 13%, respectively, versus the three and six months ended June 30, 1993. This increase reflects increases in the cost of comprehensive benefits, primarily medical and dental insurance, offered to employees combined with unemployment and FICA taxes, and an increase in full-time equivalent employees to support the Company's growth in assets.

     Occupancy expense increased $3,000 or 2% and $6,000 or 2% for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993. This increase is due to scheduled rent increases.

     For the three and six months ended June 30, 1994, FDIC insurance premiums increased $4,000 or 4% and $6,000 or 3% as compared to the three and six months ended June 30, 1993. The increase is due to the growth in deposits during the three and six months ended June 30, 1994 versus the three and six months ended June 30, 1993.

     For the three and six months ended June 30, 1994, depreciation increased $17,000 or 21% and $33,000 or 20% as compared to the three and six months ended June 30, 1993. This increase is due to the Bank's upgrade of its computer system during the fourth quarter of 1993.

     Advertising and marketing increased $13,000 or 26% and $25,000 or 25% for the three and six months ended June 30, 1994 compared to the corresponding periods in 1993. This increase reflects the Bank's continuing effort to market the Bank's products effectively.

     Foreclosure expense and cost of Other Real Estate Owned is down $16,000 or 35% and $32,000 or 35% for the three and six months ended June 30, 1994 versus the three and six months ended June 30, 1993. This decrease is due to an overall improvement in the loan portfolio during 1994.

 Liquidity and Capital Resources
 -------------------------------

     Total deposits of the Company increased $11,297,000 or 7% to $170,938,000 at June 30, 1994 from December 31, 1993 when total deposits were $159,641,000. Deposit balances increased due primarily to higher
 CD and other time deposit balances at June 30, 1994.

     In addition to deposits (the Bank's primary funding and liquidity source) liquidity is managed through continuous maturity of earning assets, federal funds lines of credit and Federal Home Loan Bank
 Advances.

     The Company's total capital decreased $787,000 from December 31, 1993 to June 30, 1994, due to unrealized loss on investments available-for-sale of $1,391,000 offset by net income of $677,000 for the six months ended June 30, 1994. Illustrated below are the Company's capital to asset ratios and the corresponding regulatory minimums.

                                                   Hometown Bancorporation, Inc.
                                                           Capital Ratios
                                                        June 30,      Regulatory
                                                         1994          Minimum
                                                        --------      ----------

 Tier one leverage capital ratio                           6.61%           4.00%
 Risk-based capital ratio                                 14.61%           8.00%

 The following summarizes the Company's investment portfolio by type of security at June 30, 1994:

                                                       Carrying      Approximate
                                                        Amount        Fair Value
                                                        -----         ----------
                                                         (thousands of dollars)

 Investments held to maturity:

     Obligations of U. S. Government Agencies           $ 8,397         $ 8,431
     U. S. Agency Mortgage-backed Securities             29,394          29,124
     Other mortgage-backed securities                    10,519          10,526
     U. S. Treasury Securities                            1,018           1,024
                                                         ------          ------
                                                        $49,328         $49,105
                                                         ======          ======
 Investments available for sale:

     Obligations of U. S. Government Agencies          $    495        $    480
     U. S. Agency Mortgage-backed Securities             38,979          37,664
     Other mortgage-backed securities                    21,823          21,798
     U. S. Treasury Securities                            3,134           3,098
     Federal Home Loan Bank Stock                         1,458           1,458
                                                         ------          ------
                                                        $65,889         $64,498
                                                         ======          ======

Part II
Item 6.  Exhibits and Reports on form 8-K
-----------------------------------------

         (a)  Exhibits

         No.          Description
         ---          -----------

         27           Financial Data Schedule

         (b)  Reports on Form 8-K

         During the quarter ended June 30, 1994, the Company filed no

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