Form 10-Q/A
period 1994-09-30
HOMETOWN BANCORPORATION INC
filed 1995-11-28
CIK 812699

FORM 10-Q/A
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                  Amendment No. 1

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1994
                                  ------------------

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

 YES  X      NO
     ---        ---

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            Class                               Outstanding at October 31, 1994
            -----                               -------------------------------
 Common Stock (Voting), $1 par
            Value                                           1,680,096
                                                            ---------

                          HOMETOWN BANCORPORATION, INC.
                          -----------------------------

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

 Part I - Financial Information
 ------------------------------

        Item 1. - Financial Statements
        -------

                Consolidated Balance Sheet -
                  September 30, 1994 and December 31, 1993                    3

                Consolidated Statement of Income -
                   Three Months Ended September 30, 1994 and 1993           4-5

                Consolidated Statement of Income -
                  Nine Months Ended September 30, 1994 and 1993             6-7

                Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 1994 and 1993               8

        Item 2. - Management's Discussion and Analysis
        -------    of Financial Condition and Results of Operations        9-13

Part II - Other Information
---------------------------

       Item 6. - Exhibits and Reports on Form 8-K                            14
       -------

        Signatures                                                           15

 Part I
 Item 1. - Financial Statements
 ------------------------------

                           Hometown Bancorporation, Inc.
                             Consolidated Balance Sheet
             (000's of dollars except par value and share amounts)

                                                             Restated
                                                   September 30,   December 31,
                                                       1994            1993
                                                       ----            ----
 ASSETS                                             (unaudited)
 Cash and due from banks                                 $7,641          $7,124
 Federal funds sold                                          --           6,370
 Investments available for sale, at fair value           71,740          54,016
 Investments held to maturity (fair value:
     $47,546 in 1994 and $40,558 in 1993)                48,131          40,060
 Loans, less allowance for loan losses of
     $3,030 in 1994 and $3,640 in 1993                   81,965          85,461
 Equipment and leasehold improvements, net of
     accumulated depreciation of $1,491 in 1994
     and $1,578 in 1993                                   1,662           1,781
 Other real estate owned                                  1,118           1,271
 Other assets                                             5,969           5,269
                                                        -------         -------
     Total Assets                                      $218,226        $201,352
                                                        =======         =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
     Demand                                             $21,185         $22,995
     NOW and money market accounts                       76,791          78,806
     Savings deposits                                    16,016          15,275
     Certificates of deposit of $100 and over             8,771           6,426
     Other time deposits                                 55,960          36,139
                                                        -------         -------
                                                        178,723         159,641
 FHLBB advances                                          24,295          25,000
 Accrued interest and other liabilities                   1,228           2,257
                                                        -------         -------
     Total Liabilities                                  204,246         186,898
                                                        -------         -------

 STOCKHOLDERS' EQUITY
 Preferred Stock, par value $1; 2,000,000 shares
     authorized, none issued and outstanding
 Common Stock, par value $1; 10,000,000 shares
     authorized, 1,680,096 and 1,659,141 issued
     and outstanding in 1994 and 1993, respectively       1,833           1,833
 Surplus                                                 13,960          13,960
 Retained earnings (accumulated deficit)                    489            (494)
 Treasury stock - 153,255 and 174,155 shares in 1994
     and 1993, respectively, at cost                       (887)         (1,008)
 Unrealized (loss) gain on investments available
     for sale                                            (1,415)            163
                                                        -------         -------
     Total Stockholders' Equity                          13,980          14,454
                                                        -------         -------
 Total Liabilities and Stockholders' Equity            $218,226        $201,352
                                                        =======         =======

                         Hometown Bancorporation, Inc.
                        Consolidated Statement of Income
         (000's of dollars except par value and share amounts)

                                                              Restated
                                                      For the three months ended
                                                             September 30,
                                                          1994           1993
                                                          ----           ----
 Interest and dividend income:                         (unaudited)   (unaudited)
     Interest and fees on loans                          $1,804          $1,621
 Interest on investment securities:
     Taxable:
     Obligations of U.S. Agencies                           971             553
     Other                                                  573             583
 Interest on federal funds sold                               5              37
 Dividends                                                   27              26
                                                        -------         -------
     Total interest and dividend income                   3,380           2,820
 Interest expense:
     Deposits                                             1,245             979
     Other                                                  330             268
                                                        -------         -------
                                                          1,575           1,247
 Net interest income                                      1,805           1,573
 Provision for loan losses                                   25              25
 Provision for OREO losses                                   --              --
                                                        -------         -------
 Net interest income after provision for
     loan and OREO losses                                 1,780           1,548
 Other operating revenue:
     Deposit and other service charges                      165             173
     Mortgage origination fees                              100             277
     Other                                                   37              37
                                                        -------         -------
 Net interest income and operating revenue                2,082           2,035
 Other operating expenses:
     Salaries and benefits                                  760             657
     Occupancy expense                                      142             142
     FDIC insurance premiums                                 93             105
     Depreciation                                           100              87
     Advertising and marketing                               62              50
     Foreclosure expense and cost of other
          real estate owned                                  30              45
     Other operating expenses                               379             346
                                                        -------         -------
     Total other operating expenses                       1,566           1,432

 Income before taxes                                        516             603
 Provision for federal and state income taxes               187             242
                                                        -------         -------
 Net income                                                $329            $361
                                                           ====           =====

                                                              Restated
                                                    For the three months ended
                                                           September 30,
                                                        1994           1993
                                                        ----           ----
                                                     (unaudited)    (unaudited)
 Earnings per share
 Primary:

 Earnings per share -- primary                             $.19            $.21
                                                           ====            ====
 Average number of shares outstanding                 1,758,032       1,711,913
                                                      =========       =========

 Fully diluted:

 Earnings per share -- fully diluted                       $.19            $.21
                                                           ====            ====
 Total common stock equivalents                       1,758,459       1,712,838
                                                      =========       =========

                          Hometown Bancorporation, Inc.
                        Consolidated Statement of Income
             (000's of dollars except par value and share amounts)

                                                                Restated
                                                       For the nine months ended
                                                             September 30,
                                                          1994           1993
                                                          ----           ----
 Interest and dividend income:                         (unaudited)   (unaudited)
     Interest and fees on loans                          $5,082          $4,928
 Interest on investment securities:
     Taxable:
     Obligations of U.S. Agencies                         2,470           1,743
     Other                                                1,588           1,584
 Interest on federal funds sold                              51              77
 Dividends                                                   79              71
                                                          -----           -----
     Total interest and dividend income                   9,270           8,403
 Interest expense:
     Deposits                                             3,223           2,912
     Other                                                  868             862
                                                          -----           -----
                                                          4,091           3,774
 Net interest income                                      5,179           4,629
 Provision for loan losses                                   50             335
 Provision for OREO losses                                   34              60
                                                          -----           -----
 Net interest income after provision for
     loan and OREO losses                                 5,095           4,234
 Other operating revenue:
     Deposit and other service charges                      492             505
     Mortgage origination fees                              435             634
     Securities gains                                        45              27
     Other                                                  133             136
                                                          -----           -----
 Net interest income and operating revenue                6,200           5,536
 Other operating expenses:
     Salaries and benefits                                2,205           1,937
     Occupancy expense                                      427             421
     FDIC insurance premiums                                292             298
     Depreciation                                           298             252
     Advertising and marketing                              188             150
     Foreclosure expense and cost of other
          real estate owned                                  90             137
     Other operating expenses                             1,125           1,044
                                                          -----           -----
     Total other operating expenses                       4,625           4,239

 Income before taxes and cumulative effect
     of an accounting change                              1,575           1,297
 Provision for federal and state income taxes               569             495
 Net income before cumulative effect of an                -----           -----
     accounting change                                    1,006             802
 Cumulative effect of an accounting change
     FAS 109                                                 --           1,125
                                                          -----           -----
 Net income                                              $1,006          $1,927
                                                          =====           =====

                                                              Restated
                                                       For the nine months ended
                                                            September 30,
                                                         1994           1993
                                                         ----           ----
                                                      (unaudited)    (unaudited)
 Earnings per share
 Primary:

 Earnings per share before taxes and
     cumulative effect of an accounting change             $.58            $.47
 Cumulative effect of an accounting change - FAS 109         --             .66
                                                          -----           -----
 Earnings per share -- primary                             $.58           $1.13
                                                           ====            ====
 Average number of shares outstanding                 1,749,548       1,698,567
                                                      =========       =========

 Fully diluted:

 Earnings per share before taxes and
     cumulative effect of an accounting change             $.57            $.47
 Cumulative effect of an accounting change - FAS 109         --             .66
                                                          -----           -----
 Earnings per share -- fully diluted                       $.57           $1.13
                                                           ====            ====
 Average number of shares outstanding                 1,750,683       1,702,487
                                                      =========       =========

                          Hometown Bancorporation, Inc.
                       Consolidated Statement of Cash Flows
                               (thousands of dollars)

                                                               Restated
                                                      For the nine Months ended
                                                             September 30,
                                                          1994           1993
                                                          ----           ----
 Cash Flows from Operating Activities:                 unaudited)    (unaudited)
 Net income                                              $1,006          $1,927
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization, net                     453             407
     Provision for loan losses and OREO losses               84             395
     Securities gains                                       (45)            (27)
     Decrease (increase) in other assets                   (855)         (2,171)
     (Decrease) in other liabilities                     (1,029)          1,510
                                                          -----           -----
 Net cash (used) provided by operating activities          (386)          2,041
                                                          -----           -----

 Cash Flows from Investing Activities:
 Proceeds from the maturity of investments held
     to maturity                                         13,916           8,506
 Purchase of investments held to maturity               (23,513)        (13,726)
 Proceeds from the sale of investments held to
     maturity                                                --           7,800
 Proceeds from the maturity of investments
     available for sale                                  14,329              --
 Purchase of investment securities available
     for sale                                           (42,374)        (10,304)
 Proceeds from the sale of investments available
     for sale                                             9,615              --
 Net decrease in loans                                    4,106              98
 Decrease in foreclosed assets                              119           1,011
 (Purchase) of capital assets                              (140)           (479)
                                                         ------           -----
 Net cash (used) by investing activities                (23,942)         (7,094)
                                                         ------           -----

 Cash Flows from Financing Activities:
 Net (decrease) in demand deposits, NOW
     accounts, money market accounts and
     savings accounts                                    (3,084)         (3,023)
 Net increase in certificates of deposit
     and other time deposits                             22,166           1,845
 (Decrease) increase in FHLBB advances                     (705)          5,000
 Exercise of stock options                                   98             376
                                                          -----           -----
 Net cash provided by financing activities               18,475           4,198
                                                         ------           -----

 Net decrease in cash and cash equivalents               (5,853)           (855)
 Cash and cash equivalents at the beginning of
     the period                                          13,494          14,857
                                                          -----           -----
 Cash and cash equivalents at the end of the period      $7,641         $14,002
                                                         ======          ======

  Item  2.  - Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------
              and Results of Operations
              -------------------------

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

 Results of Operations
 ---------------------

     The Company earned consolidated net income of $329,000 or $.19 per share and $361,000 or $.21 per share for the three months ended
 September 30, 1994 and 1993, respectively. The Company earned consolidated net income of $1,006,000 or $.58 per share ($.57 per share-fully diluted) and $1,927,000 or $1.13 per share for the nine months ended September 30, 1994 and 1993, respectively. Net income for the nine months ended September 30, 1993 includes a one-time benefit of $1,125,000 or $.66 per share as a result of the Company's adoption of Financial Accounting Standard No. 109, "Accounting for Income Taxes"
 ("FAS 109"), as of January 1, 1993.

     Net operating income increased $204,000 or 25% from $802,000 (net income before the cumulative effect of FAS 109 in 1993) or $.47 per share during the first nine months of 1993 to $1,006,000 or $.58 per share ($.57 per share -- fully diluted) during the first nine months of 1994.

 Net Interest Income
 -------------------

     Net interest income increased $232,000 or 15% and $550,000 or 12% for the three and nine months ended September 30, 1994, as compared to the three and nine months ended September 30, 1993, respectively. The increases in net interest income were due primarily to an increase in average interest earning assets for the three and nine month periods as compared to the prior year. Below is the yield analysis for the nine months ended September 30, 1994 and for the year ended December 31, 1993.

                          HOMETOWN BANCORPORATION, INC.
                                  YIELD ANALYSIS
                                (000's of dollars)

                         For the Nine Months Ended        For the Year Ended
                             September 30, 1994           December 31, 1993
                         Average                      Average
                         Balance   Interest   Yield   Balance   Interest   Yield
                         -------   --------   -----   --------  --------   -----
ASSETS
------

Interest earning assets:
  Loans (1)              $ 87,555  $5,082     7.74%   $ 91,043  $  6,596   7.24%
  Investment securities   109,164   4,137     5.05%     80,875     4,598   5.69%
  Federal funds sold        2,036      51     3.35%      3,839       110   2.87%
                         -------------------------------------------------------
  Total interest earning
    assets                198,755   9,270     6.22%    175,757    11,304   6.43%
                         -------------------------------------------------------

Non interest earning assets:
  Cash and due from banks   6,287                        6,665
  Allowance for loan
    losses                 (3,343)                      (3,353)
  Other assets              9,098                       12,048
                          -------                      -------
  Total assets           $210,797                     $191,117
                          =======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Interest bearing liabilities:
  Savings deposits       $ 16,068     250     2.08%   $ 14,535       343   2.36%
  NOW accounts             27,504     289     1.40%     24,635       488   1.98%
  Money market deposits    51,515   1,063     2.76%     50,228     1,381   2.75%
  Time deposits            51,463   1,621     4.20%     43,033     1,610   3.74%
  Other interest bearing
    liabilities            26,369     868     4.39%     24,170     1,173   4.85%
                          ------------------------------------------------------
  Total interest bearing
    liabilities           172,919   4,091     3.15%    156,601     4,995   3.19%
                          ------------------------------------------------------

Non interest bearing
  liabilities:
  Demand deposits          19,159                       17,701
  Other liabilities         3,579                        3,163
  Stockholders' equity     15,140                       13,652
  Total liabilities and  --------                     --------
    stockholders' equity $210,797                     $191,117
                         ========                     ========
                                   ------                        -------
Net interest income                $5,179                        $ 6,309
                                   ======                        =======
Net yield on interest
  earning assets                              3.47%                        3.59%
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

     For the three-month periods ended September 30, 1994 and 1993 the Company recorded a provision to the allowance for loan losses of
 $25,000.   For the nine months ended September 30, 1994 and 1993,
 the Company recorded a provision to the allowance for loan losses of $50,000 and $335,000, respectively. The reduction in the provision for loan losses is due to an overall improvement in the performance of the loan portfolio as reflected in the decline in nonperforming assets. The following table illustrates nonperforming assets and allowance for possible loan loss coverage ratios for the Company at September 30, 1994 and December 31, 1993.

                                                     Sepember 30,   December 31,
                                                         1994           1993
                                                         ----           ----
                                                        (thousands of dollars)

      Nonaccruing loans                                  $1,432          $1,583
      Other real estate owned, net                        1,118           1,271
                                                          -----           -----
      Total nonperforming assets                         $2,550          $2,854
                                                          =====           =====
      Restructured and performing loans                    $872          $1,348
                                                          =====           =====
      Nonaccruing loans to gross loans                     1.68%          1.77%
      Nonperforming assets to total assets                 1.17%          1.41%
      Allowance for loan losses                          $3,030          $3,640
      Coverage Ratios:
      Allowance for loan losses to gross loans             3.56%          4.07%
      Allowance for loan losses to nonperforming assets  118.82%        127.54%

      Had the nonaccruing loans in the table above been current, gross interest income on these loans for the nine months ended September 30, 1994 would have been approximately $99,000. There was no interest income actually recorded on these loans during 1994.

 Other Operating Revenue
 -----------------------

     For the three and nine months ended September 30, 1994, total other operating revenue decreased $185,000 or 38% and $197,000 or 15%, as compared to the three and nine months ended September 30, 1993. The decline in the third quarter is due to a $177,000 or 64% decline in mortgage origination fees from $277,000 for the quarter ended September 30, 1993 to $100,000 for the quarter ended September 30, 1994. The decline for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 reflects lower mortgage origination fees as compared to 1993. The decline in mortgage origination fees during 1994 is the result of the rise in interest rates which curbed mortgage loan demand.

 Other Operating Expenses
 ------------------------

     For the three and nine months ended September 30, 1994 total other operating expenses increased $134,000 or 9% and $386,000 or 9%, respectively, as compared to the three and nine months ended September 30, 1993. The increase in total other operating expenses during the three and nine months ended September 30, 1994 is primarily due to increases in salaries and benefits, depreciation, and advertising and marketing offset in part by reduced foreclosure expense and cost of other real estate owned.

     Total other operating expenses as a percentage of average total assets declined to an annual rate of 2.93% for the nine months ended September 30, 1994 from 2.99% for the nine months ended September 30, 1993.

     For the three and nine months ended September 30, 1994 salaries and benefits expense increased $103,000 or 16% and $268,000 or 14%, respectively, versus the three and nine months ended September 30, 1993. This increase reflects increases in the cost of comprehensive benefits, primarily medical and dental insurance, offered to employees combined with unemployment and FICA taxes, and an increase in full-time equivalent employees to support the Company's growth in assets.

   For the three and nine months ended September 30, 1994, depreciation increased $13,000 or 15% and $46,000 or 18% as compared to the three and nine months ended September 30, 1993. This increase is due to the Bank's upgrade of its computer system during the fourth quarter of 1993.

   Advertising and marketing increased $12,000 or 24% and $38,000 or 25% for the three and nine months ended September 30, 1994 versus the three and nine months ended September 30, 1993. This increase reflects the Bank's continuing effort to market the Bank's products effectively.

 Liquidity and Capital Resources
 -------------------------------

     Total deposits of the Company increased $19,082,000 or 12% to $178,723,000 at September 30, 1994 from December 31, 1993 when total deposits were $159,641,000. Deposit balances increased due primarily to higher CD and other time deposit balances at September 30, 1994.

     In addition to deposits (the Bank's primary funding and liquidity source) liquidity is managed through continuous maturity of earning assets, federal funds lines of credit and Federal Home Loan Bank
 Advances.

     The Company's total capital decreased $474,000 from December 31, 1993 to September 30, 1994, due to unrealized loss on investments available-for-sale of $1,578,000 offset by net income of $1,006,000 for the nine months ended September 30, 1994 and the sale of treasury stock.

 Illustrated below are the Company's capital to asset ratios and the corresponding regulatory minimums.

                                                   Hometown Bancorporation, Inc.
                                                          Capital Ratios
                                                   September 30,      Regulatory
                                                       1994            Minimum
                                                   -------------      ----------

 Tier one leverage capital ratio                           6.64%           4.00%
 Risk-based capital ratio                                 14.69%           8.00%

 The following summarizes the Company's investment portfolio by type of security at September 30, 1994:

                                                       Carrying      Approximate
                                                        Amount       Fair Value
                                                       --------      -----------
                                                        (thousands of dollars)

 Investments held to maturity:

     Obligations of U. S. Government Agencies           $10,400         $10,333
     U. S. Agency Mortgage-backed Obligations            26,417          26,080
     Other mortgage-backed securities                    10,299          10,116
     U. S. Treasury Securities                            1,015           1,017
                                                         ------          ------
                                                        $48,131         $47,546
                                                         ======          ======
 Investments available for sale:

     Obligations of U. S. Government Agencies          $    495        $    479
     U. S. Agency Mortgage-backed Obligations            43,056          41,733
     Other mortgage-backed securities                    24,774          24,738
     U. S. Treasury Securities                            3,113           3,073
     Federal Home Loan Bank Stock                         1,717           1,717
                                                         ------          ------
                                                        $73,155         $71,740
                                                         ======          ======

Part II
Item 6.  Exhibits and Reports on form 8-K
-----------------------------------------

         (a)  Exhibits

         No.          Description
         ---          -----------

         27           Financial Data Schedule

         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1994, the Company filed no

 Current Reports on Form 8-K.

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