Form 10-Q/A
period 1995-03-31
HOMETOWN BANCORPORATION INC
filed 1995-11-28
CIK 812699

FORM 10-Q/A
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                   Amendment No. 1

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   March 31, 1995
                                  --------------

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

 YES   X      NO
      ---        ---

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

             Class                                Outstanding at April 30, 1995
             -----                                -----------------------------
 Common Stock (Voting), $1 par
             Value                                            1,683,126
                                                              ---------

                         HOMETOWN BANCORPORATION, INC.
                         -----------------------------

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

Part I - Financial Information
------------------------------

       Item 1. - Financial Statements
       -------

               Consolidated Balance Sheet -
                 March 31, 1995 and December 31, 1994                         3

               Consolidated Statement of Income -
                 Three Months Ended March 31, 1995 and 1994                   4

               Consolidated Statement of Cash Flows -
                 Three Months Ended March 31, 1995 and 1994                   5

       Item 2. - Management's Discussion and Analysis
       -------   of Financial Condition and Results of Operations          6-10

Part II - Other Information
---------------------------

       Item 6. - Exhibits and Reports on Form 8-K                            10
       -------

       Signatures                                                            11

Part I
Item 1. - Financial Statements
------------------------------

                           Hometown Bancorporation, Inc.
                            Consolidated Balance Sheet
              (000's of dollars except par value and share amounts)

     Restated
                                                      March 31,    December 31,
                                                         1995          1994
                                                         ----          ----
 ASSETS                                               (unaudited)
 Cash and due from banks                                 $6,300          $8,549
 Investments available for sale, at fair value           88,981          76,854
 Investments held to maturity (fair value:
     $44,006 in 1995 and $44,965 in 1994)                45,074          46,273
 Loans, less allowance for loan losses of
     $3,021 in 1995 and $3,004 in 1994                   74,976          74,940
 Equipment and leasehold improvements, net of
     accumulated depreciation of $1,654 in 1995
     and $1,576 in 1994                                   1,616           1,627
 Other real estate owned                                  1,015           1,016
 Other assets                                             4,553           4,732
                                                        -------         -------
     Total Assets                                      $222,515        $213,991
                                                        =======         =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
     Demand                                             $22,476         $24,932
     NOW and money market accounts                       80,029          77,050
     Savings deposits                                    13,580          14,369
     Certificates of deposit of $100 and over             9,394           9,351
     Other time deposits                                 56,844          57,029
                                                        -------         -------
                                                        182,323         182,731
 FHLBB advances                                          26,279          16,681
 Accrued interest and other liabilities                     383           2,042
                                                        -------         -------
     Total Liabilities                                  208,985         201,454
                                                        -------         -------

 STOCKHOLDERS' EQUITY
 Preferred Stock, par value $1; 2,000,000 shares
     authorized, none issued and outstanding
 Common Stock, par value $1; 10,000,000 shares
     authorized, 1,683,126 and 1,680,096 issued
     and outstanding in 1995 and 1994, respectively       1,833           1,833
 Surplus                                                 13,960          13,960
 Retained earnings                                          901             534
 Unrealized loss on investments available for sale       (2,294)         (2,903)
 Treasury stock - 149,979 and 153,255 shares in 1995
     and 1994, respectively, at cost                       (870)           (887)
                                                        -------         -------
     Total Stockholders' Equity                          13,530          12,537
                                                        -------         -------
 Total Liabilities and Stockholders' Equity            $222,515        $213,991
                                                        =======         =======

                           Hometown Bancorporation, Inc.
                         Consolidated Statement of Income
               (000's of dollars except par value and share amounts)

                                                              Restated
                                                     For the three months ended
                                                              March 31,
                                                         1995          1994
                                                         ----          ----
 Interest and dividend income:                       (unaudited)    (unaudited)
     Interest and fees on loans                          $1,769          $1,621
 Interest on investment securities:
     Taxable:
     Obligations of U.S. Agencies                         1,403             778
     Other                                                  505             384
 Interest on federal funds sold                              --              29
 Dividends                                                   33              30
                                                          -----           -----
     Total interest and dividend income                   3,710           2,842
 Interest expense:
     Deposits                                             1,554             909
     Other                                                  312             263
                                                          -----           -----
                                                          1,866           1,172
 Net interest income                                      1,844           1,670
 Provision for loan losses                                   25              25
 Provision for OREO losses                                   --               9
                                                          -----           -----
Net interest income after provision for
     loan and OREO losses                                 1,819           1,636
 Other operating revenue:
     Deposit and other service charges                      173             168
     Mortgage origination fees                               56             166
     Securities gains                                        --              45
     Other                                                   33              66
                                                          -----           -----
 Net interest income and operating revenue                2,081           2,081
 Other operating expenses:
     Salaries and benefits                                  754             705
     Occupancy expense                                      145             143
     FDIC insurance premiums                                102              99
     Depreciation                                            91              99
     Advertising and marketing                               55              63
     Stationery and office supplies                          34              33
     Foreclosure expense and cost of OREO                    30              30
     Other operating expenses-other                         298             303
                                                          -----           -----
     Total other operating expenses                       1,509           1,475

 Income before federal and state income taxes               572             606
 Provision for federal and state income taxes               202             219
                                                          -----           -----
 Net income                                                $370            $387
                                                          =====           =====
 Earnings per share:
     Primary earnings per share                            $.21            $.22
                                                      =========       =========
     Average number of shares outstanding             1,762,349       1,743,556
                                                      =========       =========
     Fully diluted earnings per share                      $.21            $.22
                                                      =========       =========
     Average number of shares outstanding             1,762,349       1,743,556
                                                      =========       =========

                           Hometown Bancorporation, Inc.
                       Consolidated Statement of Cash Flows
                              (thousands of dollars)

                                                              Restated
                                                     For the three months ended
                                                              March 31,
                                                         1995          1994
                                                         ----          ----
 Cash Flows from Operating Activities:               (unaudited)    (unaudited)
 Net income                                                $370            $387
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization, net                      91              99
     Provision for loan losses and OREO losses               25              34
     Securities gains                                        --             (45)
     Increase in other assets                               179            (125)
     Decrease in other liabilities                       (1,659)         (1,210)
                                                          -----           -----
 Net cash (used) by operating activities                   (994)           (860)
                                                          -----           -----

 Cash Flows from Investing Activities:
 Proceeds from the maturity of investments held
     to maturity                                          1,199           5,781
 Purchase of investments held to maturity                    --          (6,959)
 Proceeds from the maturity of investments
     available for sale                                   1,629           7,366
 Purchase of investment securities available
     for sale                                           (16,910)        (20,421)
 Proceeds from the sale of investments available
     for sale                                             3,742           6,484
 Net (increase) decrease in loans                           (53)          2,468
 Decrease (increase) in OREO                                  1            (435)
 Purchase of capital assets                                 (67)            (84)
                                                         ------           -----
 Net cash used in investing activities                  (10,459)         (5,800)
                                                         ------           -----

 Cash Flows from Financing Activities:
 Net (decrease) increase in demand deposits, NOW
     accounts, money market accounts and
     savings accounts                                      (266)          2,537
 Net (decrease) increase in certificates of deposit
     and other time deposits                               (142)            540
 Increase in FHLBB advances                               9,598              --
 Exercise of stock options                                   14              37
                                                          -----           -----
 Net cash provided by financing activities                9,204           3,114
                                                          -----           -----

 Net decrease in cash and cash equivalents               (2,249)         (3,546)
 Cash and cash equivalents at the beginning of
     the period                                           8,549          13,494
                                                          -----           -----
 Cash and cash equivalents at the end of the period      $6,300          $9,948
                                                         ======          ======

  Item  2.  - Management's Discussion and Analysis of Financial Condition
              and Results of Operations

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

 Results of Operations
 ---------------------

     The Company earned consolidated net income of $370,000 or $.21 per share and $387,000 or $.22 per share for the three months ended March 31, 1995 and 1994, respectively. The decrease in net income for the first quarter of 1995 as compared to the first quarter of 1994 was primarily the result of a decline in mortgage origination fees which offset an increase in net interest income.

 Net Interest Income
 -------------------

     Net interest income increased $174,000 or 10% from $1,670,000 for the three months ended March 31, 1994 to $1,844,000 for the three months ended March 31, 1995. The increase in net interest income was due to a 10% increase in average interest earning assets. Below is the yield analysis for the three months ended March 31, 1995 and for the year ended December 31, 1994

                          HOMETOWN BANCORPORATION, INC.
                                  YIELD ANALYSIS
                                (000's of dollars)


                         For the Three Months Ended       For the Year Ended
                                March 31, 1995            December 31, 1994
                         Average                      Average
                         Balance   Interest   Yield   Balance   Interest   Yield
                         -------   --------   -----   --------  --------   -----
ASSETS
------

Interest earning assets:
  Loans                  $ 77,867  $1,769     9.09%   $ 85,968  $  6,912   8.04%
  Investment securities   132,780   1,941     5.85%    112,713     5,739   5.09%
  Federal funds sold           --      --       --       1,573        51   3.24%
                         -------------------------------------------------------
  Total interest earning
    assets                210,647   3,710     7.04%    200,254    12,702   6.34%
                         -------------------------------------------------------

Non interest earning assets:
  Cash and due from banks   7,565                        6,952
  Allowance for loan
    losses                 (3,011)                      (3,267)
  Other assets              5,857                        8,292
                          -------                      -------
  Total assets           $221,058                     $212,231
                          =======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Interest bearing liabilities:
  Savings deposits       $ 13,926      83     2.42%   $ 15,834       337   2.13%
  NOW accounts             24,648     104     1.71%     26,586       387   1.46%
  Money market deposits    53,522     539     4.08%     51,578     1,520   2.95%
  Time deposits            66,296     828     5.00%     54,860     2,215   4.04%
  Other interest bearing
    liabilities            25,837     312     4.90%     25,568     1,354   5.30%
                          ------------------------------------------------------
Total interest bearing
    liabilities           184,229   1,866     4.05%    174,426     5,813   3.33%
                          ------------------------------------------------------
Non interest bearing
  liabilities:
  Demand deposits          21,706                       20,259
  Other liabilities           819                        2,367
  Stockholders' equity     14,304                       15,179
  Total liabilities and  --------                     --------
    stockholders' equity $221,058                     $212,231
                         ========                     ========
                                   ------                        -------
Net interest income                $1,844                        $ 6,889
                                   ======                        =======
Net yield on interest
  earning assets                              3.50%                        3.44%
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

     The Company recorded a $25,000 provision to the allowance for loan losses for the three-month periods ended March 31, 1995 and 1994.
 The following table illustrates nonperforming assets and allowance for possible loan loss coverage ratios for the Company at March 31, 1995 and December 31, 1994.

                                                         March 31,  December 31,
                                                           1995         1994
                                                           ----         ----
                                                         (thousands of dollars)

 Nonaccruing loans                                       $1,806            $851
 Other real estate owned, net                             1,015           1,016
                                                          -----           -----
 Total nonperforming assets                              $2,821          $1,867
                                                          =====           =====
 Restructured and performing loans                         $694            $865
                                                          =====           =====

 Nonaccruing loans to gross loans                          2.32%           1.09%
 Nonperforming assets to total assets                      1.27%            .87%
 Allowance for loan losses                               $3,021          $3,004
 Coverage Ratios:
 Allowance for loan losses to gross loans                  3.87%           3.85%
 Allowance for loan losses to nonperforming              107.05%         160.90%
      assets

   Had the nonaccruing loans in the table above been current, gross interest income on these loans for the three months ended March 31, 1995 would have been approximately $41,000. There was no interest income actually recorded on these loans during 1995.

 Other Operating Revenue
 -----------------------

     For the three months ended March 31, 1995, total other operating revenue decreased $183,000 or 41% as compared to the three months ended March 31, 1994. This decrease was due to a $110,000 or 71% decline in mortgage origination fees from $166,000 for the quarter ended March 31, 1994 to $56,000 for the quarter ended March 31, 1995. The decline in mortgage activity was primarily due to higher interest rates during the quarter as compared to the same period in 1994. Investment securities gains decreased $45,000 or 100% from March 31, 1994 to March 31, 1995.

 Other Operating Expenses
 ------------------------

     Total other operating expenses increased $34,000 or 2% from $1,475,000 for the three months ended March 31, 1994 to $1,509,000 for the three months ended March 31,

 1995. The increase in total other operating expenses during the three months ended March 31, 1995 is primarily due to increases in salaries and benefits.

     Total other operating expenses as a percentage of average total assets declined to an annual rate of 2.73% for the three months ended March 31, 1995 from 2.92% for the three months ended March 31, 1994.

     For the three months ended March 31, 1995 salaries and benefits expense increased $49,000 or 7% versus the three months ended March 31, 1994. This increase reflects increases in the cost of comprehensive benefits, primarily medical and dental insurance, offered to employees combined with unemployment and FICA taxes, and an increase in full-time equivalent employees to support the Company's growth in assets.

     Occupancy expense increased $2,000 or 1% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This increase is due to scheduled rent increases for the new year.

     For the three months ended March 31, 1995, FDIC insurance premiums increased $3,000 or 3% as compared to the three months ended March 31, 1994. The increase is due to an increase in deposits during the three months ended March 31, 1995 versus the three months ended March 31, 1994 offset by a decline in the percentage premiums paid to the FDIC due to the Company's strong capital position.

     Depreciation expense decreased $8,000 or 8% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due to more assets becoming fully depreciated during the quarter than were purchased.

     For the three months ended March 31, 1995 advertising and marketing expense decreased $8,000 or 13% from $63,000 for the three months ended March 31, 1994 to $55,000 for the three months ended March 31, 1995. The decrease is due to decreased advertising, public relations, and direct marketing of the Bank's products in the first quarter of 1995; however, the Company expects to increase the level of advertising and marketing expense during the last three quarters of 1995.

     For the three months ended March 31, 1995, other operating expenses-other decreased $5,000 or 2% as compared to the three months ended March 31, 1994. This decrease was primarily due to improved operating efficiency of the Company.

 Liquidity and Capital Resources
 -------------------------------

     Total deposits of the Company decreased $408,000 to $182.3 million at March 31, 1995 from December 31, 1994 when total deposits were $182.7 million. This decrease was due primarily to lower demand and savings deposit balances at March 31, 1995.

     In addition to deposits (the Bank's primary funding and liquidity source) liquidity is managed through continuous maturity of earning assets, federal funds lines of credit and Federal Home Loan Bank of Boston ("FHLBB") advances. FHLBB advances increased $9.6 million from $16.7 million at December 31, 1994 to $26.3 million at March 31, 1995. This increase was used to fund investments at a positive spread to the Company and to improve the Company's interest rate risk position.

     The Company's total capital increased $993,000 from December 31, 1994 to March 31, 1995, and was due to the net income for the quarter of $370,000, to the reduction of unrealized loss on investments available-for-sale of $609,000 and the exercise of 3,000 stock options resulting in $14,000 in additional capital. Illustrated below are the Company's capital to asset ratios and the corresponding regulatory minimums.

                                                            Capital Ratios
                                                       March 31,     Regulatory
                                                         1995         Minimum
                                                       ---------     ----------
 Hometown Bancorporation, Inc.
 -----------------------------
 Tier one leverage capital ratio                           6.78%           4.00%
 Risk-based capital ratio                                 15.54%           8.00%

  The following summarizes the Company's investment portfolio by type of security at March 31, 1995:
                                                         Carrying   Approximate
                                                          Amount     Fair Value
                                                         --------   -----------
                                                         (thousands of dollars)

 Investments held to maturity:

     U. S. Agency Mortgage-Backed Securities            $23,891         $23,631
     Obligations of U. S. Government Agencies            10,409          10,138
     Other mortgage-backed securities                     9,763           9,228
     U. S. Treasury Securities                            1,011           1,009
                                                         ------          ------
 Total investments held-to-maturity                     $45,074         $44,006
                                                         ======          ======
 Investments available for sale:

     U. S. Agency Mortgage-Backed Securities            $63,588         $62,187
     Obligations of U. S. Government Agencies               500             484
     Other mortgage-backed securities                    22,400          21,556
     U. S. Treasury Securities                            3,070           3,037
     FHLBB stock                                          1,717           1,717
                                                         ------          ------
 Total investments available-for-sale                   $91,275         $88,981
                                                         ======          ======

Part II
Item 6.  Exhibits and Reports on form 8-K
-----------------------------------------

         (a)  Exhibits

         No.          Description
         ---          -----------

         27           Financial Data Schedule

         (b)  Reports on Form 8-K

         During the quarter ended March 31, 1995, the Company filed no

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