Form 10-K
period 1995-12-31
HOMETOWN BANCORPORATION INC
filed 1996-03-29
CIK 812699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                          -----------------

                                        OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ---------- to ----------

Commission File Number  0-1627
                        ------

                            Hometown Bancorporation, Inc.
                            -----------------------------
              (Exact name of registrant as specified in its charter)

             Delaware                           06-1199559
             --------                           ----------
(State or other jurisdiction of
incorporation or organization)     (IRS Employer Identification No.)

                20 West Avenue, Darien, Connecticut 06820-0513
         (Address of principal executive offices, including zip code)

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

                            Yes   X       No
                                -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $18,085,728 on February 29, 1996. On that date 1,706,481shares of Common Stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Document                      Part of 10-K into which incorporated
           --------                      ------------------------------------

Proxy Statement for 1996
Annual Meeting of Stockholders                      Parts I and III

                               TABLE OF CONTENTS

Part I.                                                                  Page
-------                                                                  ----

Item 1   - Business                                                         4

Item 2   - Properties                                                       7

Item 3   - Legal Proceedings                                                8

Item 4   - Submission of Matters to a Vote of Security Holders              8

Item 4A  - Executive Officers of the Registrant                             8

Part II.
--------

Item 5   - Markets for the Company's Common Stock and Related
           Stockholder Matters                                              9

Item 6   - Selected Financial Data                                         10

Item 7   - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10

Item 8   - Financial Statements and Supplementary Data                     22

Item 9   - Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             47

Part III.
---------

Item 10  - Directors and Executive Officers of Registrant                  47

Item 11  - Executive Compensation                                          47

Item 12  - Security Ownership of Certain Beneficial Owners
           and Management                                                  47

Item 13  - Certain Relationships and Related Transactions                  47

Part IV.
--------

Item 14  - Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                     48

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

          The FDIC's enforcement powers have been significantly expanded under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), many provisions of which became effective as of December 19, 1992. The types of actions which may be taken by the FDIC under the statute vary depending upon, among other things, the institution's placement in one of five categories, based on capital position, ranging from "well capitalized" to "critically undercapitalized," and on its financial condition and prospects generally. As of December 31, 1995, the Bank believes that it was "well capitalized" within the meaning of FDICIA.

          The Bank is subject to federal and state laws applicable to banks and is subject to regulation and examination by the Banking Commissioner of Connecticut (the "Commissioner") and the FDIC. Effective in January, 1996, the Bank became party to an informal agreement among itself, the Commissioner and the FDIC. The agreement requires, among other things, the submission of written plans to the Commissioner and the FDIC and periodic written progress reports. At this time all such plans have been submitted.

          Under Connecticut law, state bank and trust companies and other banking institutions are no longer prohibited from opening offices in Darien. Connecticut law permits the acquisition of Connecticut banks or Connecticut bank holding companies by out-of-state bank holding companies with the prior approval of the Commissioner. In 1994, federal legislation was passed which would permit nationwide branching by banks beginning in 1996. While state legislatures can elect not to have this statute apply to their states, the Connecticut legislature has not, as of the date hereof, taken any action which would prevent the new federal law from applying in Connecticut. The Company cannot assess the impact of this legislation or the action of the banking authorities on the Bank but anticipates that it will likely result in increased competition.

          On January 27, 1989, the Federal Reserve Board issued its final risk based capital guidelines for banks and bank holding companies. The rule currently requires a minimum ratio of total capital to risk weighted assets of 8%. The Company's consolidated and the Bank's ratios of total capital to risk weighted assets at December 31, 1995 were 16.36% and 15.46%, respectively.

          There are no concentrations of the Bank's loans within a single industry or group of related industries. However, approximately 71% and 15% of the Bank's loans outstanding at December 31, 1995 were collateralized by residential and commercial real estate, respectively.

          There are no major concentrations of the Bank's deposits made by an individual or small group of individuals such that the loss of any one of which would have a material adverse effect on the Bank's financial position and/or liquidity.

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

          The Bank offers real estate loans to individuals including mortgages, home improvement, bridge loans and home equity lines of credit. Other personal loans include overdraft lines of credit and loans for automobiles, boats, tuition and for the purchase of marketable securities. Loans offered to small and medium-sized businesses include, accounts receivable financing, unsecured and secured loans to service companies, manufacturers, wholesalers, retailers and professionals doing business in the region.

          The Bank offers both fixed rate and adjustable rate mortgages for the purchase or refinancing of residences. The Bank's adjustable rate mortgages have generally provided for annual adjustments of interest based on an index of U.S. government securities. The maximum interest rate increase per year on the Bank's variable rate mortgages is 2% and the maximum increase over the life of the mortgage is 6%. Both the fixed rate and the adjustable rate mortgages offered or purchased by the Bank generally have terms of either fifteen or thirty years, although the Bank will consider any other maturity requested by the borrower. Mortgages may be sold to the secondary market.

          The Bank makes commercial loans to smaller and medium-sized local businesses and professionals, generally for working capital purposes or to finance the purchase of real estate or equipment. Such loans are usually made at a floating interest rate based on the Bank's "prime rate." The interest rate on such loans changes whenever the prime rate changes.

          The Bank makes a variety of types of personal loans, including automobile, boat, credit card and other installment loans. While the Bank offers fixed rates on some of its consumer loans, most of its consumer loans, with the exception of credit cards, have variable interest rates. Consumer loans account for approximately 5% of the Bank's loan portfolio.

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

          The Bank spent $30,000, $1,000 and $16,000 on market research during the years ended December 31, 1995, 1994 and 1993, respectively.

          Compliance by the Bank with federal, state and local provisions which have been enacted or adopted regulating or otherwise relating to the discharge of materials into the environment is not expected to have any material effect upon the capital expenditures, earnings and competitive position of the Bank.

          The number of persons employed by the Bank is 89. The Company has no employees who are not also employees of the Bank.

          While the business of the Bank is generally not seasonal, there may be times of the year when mortgage origination activity is stronger than at other times.

          The Bank does not engage in material operations in foreign countries and a material portion of its revenues is not derived from customers in foreign countries.

Item 2 - Properties
-------------------

          The Bank leases a building at 20 West Avenue, Darien, Connecticut, for a term ending in May, 2010. The building serves as the headquarters of the Company and the Bank, and as the Darien banking office. The Company and the Bank currently lease approximately 18,250 square feet. The Company and the Bank occupy approximately 13,500 square feet and sublease approximately 4,750 square feet at $21 per square foot.

          The Bank leases a portion of a building at 90 Post Road East, Westport, Connecticut, for a ten-year period with an option for two successive terms of five years each. The lease, which began in November, 1989, is for the Bank's Westport Regional Branch Office and covers approximately 4,000 square feet.

Item 3 - Legal Proceedings
--------------------------

          There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          During the fourth quarter of 1995, no matter was submitted to a vote of stockholders of the Company.


Item 4A - Executive Officers of the Registrant
----------------------------------------------

          The following table sets forth the names of all executive officers of the Company or the Bank, their ages and all positions held by them with the Company or the Bank.

Name                      Age    Title
----                      ---    -----

Douglas D. Milne, III     44     Chairman of the Board of the Company and
                                 the Bank

Kevin E. Gage             36     President and Chief Executive Officer of
                                 the Company and the Bank

Peter T. Hovey            48     Senior Vice President and Senior Lending
                                 Officer of the Bank

Albert T. Jaronczyk       44     Senior Vice President, Treasurer and Chief
                                 Financial Officer of the Company and the Bank

Christine J. Scholtz      44     Senior Vice President and Senior Credit
                                 Officer of the Bank

          Information concerning the business experience of Messrs. Milne and Gage is included under "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy") and is incorporated herein by reference.

          Prior to becoming Senior Vice President and Senior Lending Officer of the Bank in January, 1996, Mr. Hovey served as Vice President with National Westminster Bank in Connecticut for more than five years.

          Prior to becoming Senior Vice President and Chief Financial Officer of the Company and the Bank in August, 1995, Mr. Jaronczyk served as Chief Financial Officer of The Bank of Great Neck for more than five years.

          Ms. Scholtz has been employed by the Bank for more than 5 years.

          All of the executive officers were elected at the organization meeting of the Board of Directors of the Company in May, 1995 except for Messrs. Jaronczyk and Hovey who were elected to their positions by the Boards of Directors of the Company and the Bank in August, 1995 and January, 1996, respectively. The term of office of each extends until the organization meeting of the Board of Directors of the Company or the Bank, as the case may be, following the next annual meeting of shareholders. None of the executive officers has been elected pursuant to any arrangement with any other person.

          There is no family relationship between any executive officer and another executive officer. None of the executive officers is involved in any legal proceeding requiring disclosure pursuant to Item 401(f) of Regulation S-K of the Securities and Exchange Commission.

                                     Part II
                                     -------

Item 5 - Market for the Company's Common Stock and Related  Stockholder
         Matters
         --------------------------------------------------------------

          The Company's Common Stock is included in the NASDAQ National Market System (symbol: HTWN). The following table sets forth for the periods indicated the range of high and low sales prices by quarter as reported by NASDAQ. The Company did not pay any dividends on its common stock during 1995 or 1994. The Company has approximately 485 stockholders of record.

     1995          Low      High          1994          Low        High
     ----          ---      ----          ----          ---        ----

First Quarter   $ 9.50    $11.75     First Quarter     $10.00     $14.50
Second Quarter    9.50     12.625    Second Quarter     12.00      14.50
Third Quarter    10.00     13.00     Third Quarter      12.00      13.875
Fourth Quarter   12.25     14.25     Fourth Quarter      9.25      14.00

          During 1990, the Company adopted a Common Shares Rights Agreement designed to protect stockholders of the Company from abusive takeover tactics by declaring a dividend of one right on each outstanding share of Common Stock.

         Subject to certain conditions, the rights will be exercisable only if a person or a group (an "Acquiring Person") (i) acquires or obtains the right to acquire 14.5% or more of the outstanding Common Stock of the Company, or
(ii) commences or announces an intention to make a tender offer or exchange offer that will result in the Acquiring Person's obtaining 14.5% or more of the outstanding Common Stock of the Company. Upon the occurrence of any of the foregoing events, each holder of a right will be entitled to purchase from the Company one share of its Common Stock at an exercise price of $20.00 per share, subject to adjustment ( the "Purchase Price"). Before that time, the rights trade with the Common Stock but thereafter they become separately tradeable.

          Subsequently, in the event (i) the Company is the surviving corporation in a merger with an Acquiring Person and its Common Stock is not changed or exchanged, (ii) an Acquiring Person engages in a specified "self-dealing" transaction such as certain preferential sales, transfers or exchanges of Company assets or securities, special compensation or unfair loans, (iii) a person obtains 15% or more of the Common Stock of the Company other than pursuant to a tender offer deemed fair by the Board of Directors or
(iv) an Acquiring Person's ownership is increased by more than 1% by any event, then the holder of a right, other than those held by an Acquiring Person, will be entitled to purchase from the Company for the Purchase Price a number of shares of Common Stock of the Company with a market value equal to twice the Purchase Price. Similarly, in the event (i) the Company is acquired in a merger or other business combination in which the Company is not the survivor or in which the outstanding Common Stock of the Company is changed or exchanged or (ii) 50% or more of the consolidated assets or earning power of the Company is sold other than in transactions in the ordinary course of business, each holder of a right, other than those held by an Acquiring Person, will be entitled to purchase from the corporation acquiring the Company, for the Purchase Price, a number of shares of common stock of the acquiring corporation with a market value equal to twice the

Purchase Price.

          The rights are redeemable at the option of the Company for one cent per right (subject to adjustment) up to the tenth day (or such later date determined by the Board of Directors) after the accumulation of 14.5% or more of the Company's shares by an Acquiring Person if such redemption is approved by both the Board of Directors of the Company and the majority of the Board of Directors of the Company not affiliated with an Acquiring Person. The rights expire on the earliest of September 20, 2000, the redemption or exchange of the rights or the consummation of an acquisition of the Company satisfying certain conditions.

Item 6 - Selected Financial Data
--------------------------------

          Set forth below is selected financial data for the Company for the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

                            Hometown Bancorporation, Inc.
                              Selected Financial Data
                 (thousands of dollars except per share amounts)

-----------------------------------------------------------------------------------------
For the Year Ended December 31,      1995        1994        1993        1992        1991
-----------------------------------------------------------------------------------------

Interest and dividend revenue     $15,080     $12,702     $11,304     $11,097      $9,445
Interest expense                    7,668       5,813       4,995       5,236       5,281
Net interest income                 7,412       6,889       6,309       5,861       4,164
Provision for loan losses              75          75         360       1,258         800
Net investment securities gains        26          46          27         367         375
Before cumulative effect:
  Net income (loss)                 1,309       1,049       1,239         605        (173)
  Net income (loss) per share         .75         .60         .72         .37        (.11)
After cumulative effect:
  Net income (loss)                 1,309       1,049       2,364         861        (173)
  Net income (loss) per share         .75         .60        1.38         .53        (.11)
-----------------------------------------------------------------------------------------
December 31,                         1995        1994        1993        1992        1991
-----------------------------------------------------------------------------------------
Assets                           $229,220    $213,991    $201,352    $187,235    $118,902
Loans, net                        103,407      74,940      85,461      85,322      60,786
Allowance for loan losses           2,883       3,004       3,640       3,111       1,825
Deposits                          178,000     182,731     159,641     154,721     107,617
Average shares outstanding      1,752,523   1,750,988   1,708,207   1,629,710   1,597,194
-----------------------------------------------------------------------------------------

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

          The Company earned $1,309,000 or $.75 per share for the year ended December 31, 1995. This compares to earnings of $1,049,000 or $.60 per share and $2,364,000 or $1.38 per share for the years ended December 31, 1994 and 1993, respectively. The results for 1993 included the one-time cumulative effect of the adoption of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), of $1,125,000 or $.66 per share.

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

          Net interest income is the difference between the income earned on loans and investments, the results of interest rate swaps and interest expense on deposits and borrowings. Interest income on loans and investments is a function of the balances outstanding during the period, the rates earned on such loans and investments and the amortization of fees earned on loans recorded. Interest expense is a function of the amount of deposits and borrowings outstanding during the period and the rates paid on such amounts.

          Net interest income

          Net interest income increased $523,000 or 7.6% during 1995 versus 1994 due to an increase in net average interest earning assets and an improvement in net interest margin to 3.58% in 1995 compared to 3.44% in 1994. The improvement in net interest margin for 1995 was the result of an improved rate spread and increase in net non-interest bearing liabilities and capital. Net interest income increased $580,000 or 9.2% during 1994 versus 1993, due to an increase in net average interest earning assets offset by a decrease of net interest margins to 3.44% in 1994, from 3.59% in 1993.

          The following tables set forth for the periods indicated, the average balances of interest earning assets and interest bearing liabilities and the interest earned or paid thereon expressed in dollars and rates, with the changes for each category analyzed as to the impact of rates and volume.

                                                                                                                    12




                                                  Hometown Bancorporation, Inc.
                                                      Rate Volume Analysis
                                                      (thousands of dollars)

------------------------------------------------------------------------------------------------------------------------
                                              1995                         1994                Fluctuations In Interest
                                              Interest                     Interest               Income/Expense(3)
                                  Average     Income/  Average Average     Income/   Average      Due To Change In:
For the Year Ended December 31,   Balance     Expense   Rate   Balance     Expense    Rate     Volume    Rate      Total
------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets:
  Loans(2)                         $81,948   $ 7,625   9.30%   $85,968     $6,912    8.04%     $(374)    $1,087    $713
  Taxable investment securities(4) 124,325     7,403   5.96%   112,713      5,739    5.09%       692        972   1,664
  Federal funds sold                   990        52   5.25%     1,573         51    3.24%       (31)        32       1
------------------------------------------------------------------------------------------------------------------------
  Total interest earning assets    207,263    15,080   7.28%   200,254     12,702    6.34%       287      2,091   2,378
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks              7,288                       6,952
Allowance for loan losses           (2,990)                     (3,267)
Other                                7,130                       8,292
----------------------------------------------------------------------
Total Assets                      $218,691                    $212,231
======================================================================
Interest Bearing Liabilities:
  NOW deposits                     $25,448      $364   1.43%   $26,586       $387    1.46%      16           7       23
  Money market deposits             50,100     1,896   3.78%    51,578      1,520    2.95%      56        (432)    (376)
  Savings deposits                  13,304       292   2.20%    15,834        337    2.13%      56         (11)      45
  Time deposits                     66,830     3,463   5.18%    54,860      2,215    4.04%    (620)       (628)  (1,248)
  Other                             24,444     1,653   6.76%    25,568      1,354    5.30%      76        (375)    (299)
------------------------------------------------------------------------------------------------------------------------
  Total interest bearing
    liabilities                    180,126     7,668   4.26%   174,426      5,813    3.33%    (416)     (1,439)  (1,855)
Demand deposits                     22,209                      20,259
Other                                  947                       2,367
Stockholders' equity                15,409                      15,179
----------------------------------------------------------------------
Total liabilities and equity      $218,691                    $212,231
======================================================================

Net interest income                           $7,412                       $6,889            $(129)       $652     $523
========================================================================================================================
Net interest margin                                    3.58%                         3.44%
========================================================================================================================

                                              1994                         1993                Fluctuations In Interest
                                              Interest                     Interest               Income/Expense(3)
                                  Average     Income/  Average Average     Income/   Average      Due To Change In:
For the Year Ended December 31,   Balance     Expense   Rate   Balance     Expense    Rate     Volume     Rate     Total
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets:
  Loans(2)                         $85,968    $6,912   8.04%   $91,043     $6,596    7.24%   $(412)      $728      $316
  Taxable investment securities(4) 112,713     5,739   5.09%    80,875      4,598    5.69%   1,626       (485)    1,141
  Federal funds sold                 1,573        51   3.24%     3,839        110    2.87%     (73)        14       (59)
------------------------------------------------------------------------------------------------------------------------
  Total interest earning assets    200,254    12,702   6.34%   175,757     11,304    6.43%   1,141        257     1,398
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks              6,952                       6,669
Allowance for loan loses            (3,267)                     (3,353)
Other                                8,292                      12,074
----------------------------------------------------------------------
Total assets                      $212,231                     191,147
======================================================================

  Interest Bearing Liabilities:
  NOW deposits                    $ 26,586      $387   1.46%   $24,635       $488    1.98%     (27)       128       101
  Money market deposits             51,578     1,520   2.95%    50,228      1,381    2.75%     (39)      (100)     (139)
  Savings deposits                  15,834       337   2.13%    14,535        343    2.36%     (28)        34         6
  Time deposits                     54,860     2,215   4.04%    43,033      1,610    3.74%    (476)      (129)     (605)
  Other                             25,568     1,354   5.30%    24,170      1,173    4.85%     (72)      (109)     (181)
------------------------------------------------------------------------------------------------------------------------
  Total interest bearing
  liabilities                      174,426     5,813   3.33%   156,601      4,995    3.19%   ( 642)      (176)     (818)
Demand deposits                     20,259                      17,701
Other                                2,367                       3,163
Stockholders' equity                15,179                      13,682
----------------------------------------------------------------------
Total liabilities and equity      $212,231                    $191,147
======================================================================

Net interest income                           $6,889                       $6,309             $499        $81      $580
========================================================================================================================

Net interest margin                                    3.44%                         3.59%
========================================================================================================================

(1) The rate volume analysis reflects the changes in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to volume includes changes in interest attributable to mix.

(2) Includes non-accruing loans.

(3) Favorable/(unfavorable) fluctuations.

(4) Yields are calculated at historical cost and excludes the effect of unrealized gain or (loss) on Investment Available-for-Sale.

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

          During 1995 the Company provided to the allowance for loan losses $75,000 or .03% of average total assets as compared to $75,000 or .04 % of average total assets and $360,000 or .19% of average total assets during 1994 and 1993, respectively. Improved loan portfolio performance and reserve coverage enabled the Company to reduce the level of the provision for loan losses from 1993 to 1994.

          At December 31, 1995, non-performing loans were $1,475,000 or 1.39% of total gross loans as compared to $851,000 or 1.09% of gross loans and $1,583,000 or 1.78% of gross loans at December 1994 and 1993, respectively. Net loan charge-offs for the years ended December 31, 1995, 1994 and 1993 were $227,000 or .28% of average loans, $711,000 or 0.83% of average loans and $280,000 or 0.31% of average loans, respectively.

          On December 31, 1995, 1994 and 1993 restructured and non-performing loans were $544,000, $865,000 and $1,238,000, respectively. Performing loans past due 90 days or more as to principal and or interest at December 31, 1995, 1994 and 1993 were $2,000, $11,000 and $475,000, respectively.

          The ratio of the Company's allowance for loan losses to total loans at December 31, 1995, 1994 and 1993 was 2.71%, 3.85% and 4.09%, respectively.
The Company's ratio of the allowance for loan losses to nonperforming loans at December 31, 1995, 1994 and 1993 was 195%, 353% and 230%, respectively. The Company's ratio of the allowance for loan losses to nonperforming assets at December 31, 1995, 1994 and 1993 was 139%, 161% and 128%, respectively.

          The following schedule reflects the allocation of the allowance for loan losses at December 31, 1995 and 1994.

                          Hometown Bancorporation, Inc.
                  Allocation of the Allowance for Loan Losses
                            (thousands of dollars)

-------------------------------------------------------------------------
December 31,                        1995                  1994
-------------------------------------------------------------------------
                                       % of Loans             % of Loans
                                       in Each                in Each
Balance at end of year                 Category to            Category to
applicable to:                 Amount  Total Loans   Amount   Total Loans
-------------------------------------------------------------------------
Real estate mortgage           $1,807      85%       $2,337       82%
Commercial                        841       9%          541       11%
Installment                       225       5%          108        6%
Real estate construction           10       1%           18        1%
-------------------------------------------------------------------------
                               $2,883     100%       $3,004      100%
=========================================================================
-------------------------------------------------------------------------


          Other operating income

          Deposit and other service charge income decreased $22,000 or 3% to $687,000 in 1995 compared to 1994 and increased $8,000 or 1% to $709,000 during 1994. The decrease in deposit and other service charge income reflects decreased deposit account activity in 1995.

          Mortgage origination fees (fees generated from mortgages originated and sold to the secondary market) during 1995, 1994 and 1993 were $459,000, $507,000 and $893,000, respectively. The decreases during years 1995 and 1994 were due to the decrease in mortgage origination volume as a result of the increase in interest rates throughout the period which discouraged mortgage refinancing activity.

          Other income included in other operating income was $248,000 which reflected a $113,000, or 84%, increase over 1994. This increase is primarily due to $98,000 in net gains on the disposal of other real estate owned during 1995. The remaining increase results from increased service charge revenues on the Company's Merchant program. The Merchant program provides efficient and cost effective credit card processing services to the Company's retail merchant customers.

          Other operating expenses

          A 3% increase in salary and benefit expense for 1995 in the amount of $94,000 is attributed to an increase in the number of full-time equivalent employees during 1995 and normal scheduled employee raises. This compares with a $362,000 or 14% increase in 1994 as compared to 1993, which primarily related to an increase in medical insurance premiums and other benefits, and to an increase in the number of full-time equivalent employees during 1994. The average number of full-time equivalent employees at December 31, 1995, 1994 and 1993 were 80, 79 and 77, respectively.

          Professional fees increased by $558,000 to $663,000 in 1995 from $105,000 in 1994. This increase is attributed to fees that were incurred in connection with the Company's internal investigation during 1995 related to certain accounting errors and irregularities which led to a restatement of earnings for the years ended 1992 through 1994. During 1994, professional fees increased $4,000 or 4%, from $101,000 for 1993, and reflects the normal level of business expense for those periods.

          FDIC insurance premiums decreased $176,000 or 46% during 1995 to $210,000, from $386,000 during 1994. During 1994, premiums decreased $17,000 or 4% from $403,000 during 1993. Effective June, 1995, The FDIC reduced premiums charged to its member banks as a result of the Bank Insurance Fund's meeting certain mandated recapitalization requirements. The decline in premium expense for 1995 relates primarily to this reduction in the Bank Insurance Fund premium rate assessed the Company, net of premiums on a net increase in deposit balances outstanding on average for 1995. The decrease during 1994 was due to a decrease in the premium amounts charged by the FDIC due to the Bank's improved capital classification.

          Depreciation and amortization expense decreased $75,000, or 19% during 1995, from $396,000 in 1994. The decrease during 1995 was due to fixed assets which were fully depreciated in excess of new fixed asset additions for 1995. Depreciation and amortization expense increased to $396,000 during 1994, up $51,000 or 15% from 1993 when total depreciation and amortization expense was $345,000. The increase during 1994 was primarily attributable to fixed asset expenditures required to upgrade the Bank's computer systems.

          Advertising and marketing expenses increased $12,000 or 5% from $250,000 in 1994 to $262,000 in 1995. The increase during 1995 was due to increased advertising and marketing programs for the Bank's loan products during our 10th Anniversary year. Programs were geared to celebrate the anniversary and improve name recognition in the communities served. During the period from 1993 to 1994 Advertising and marketing expenses increased $50,000 or 25% from $200,000 in 1993. The increase during 1994 was also related to increased advertising and marketing aimed at the Company's loan products.

          Foreclosure expenses and the cost of other real estate owned consist of legal, property management and appraisal expenses relating to the foreclosure of property securing loans and the maintenance of other real estate owned acquired through foreclosure. During 1995, foreclosure expenses and the cost of other real estate owned increased $23,000 or 19% from $120,000 in 1994 to $143,000 in 1995. The increase reflects the increased costs of holding OREO property in inventory and the costs associated with maintenance, marketing and disposal of such properties. The significant period to period decline in such properties held at year end and positive earnings previously reported on the disposals of such properties validate the increased costs to carry such inventory. During 1994, foreclosure expenses and the cost of other real estate owned declined $63,000 or 34% from $183,000 in 1993 to $120,000 during 1994.

          Other expense included in Other operating expenses increased $143,000 or 11% to $1,478,000 in 1995 as compared with $1,335,000 for 1994.
Increased costs relating to consultants fees, software maintenance expense for systems upgrades and director fees account for the increase in 1995. Other operating expenses - other increased $213,000 or 19% to $1,335,000 during 1994. The increase is attributable to variable expenses such as data processing and postage which increased as a result of the Bank's 14% growth in assets during 1994.

          Income Taxes

          The Company recorded income tax provisions of $497,000, $593,000 and $800,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Net income for the year ended December 31, 1993 included the cumulative effect of an accounting change of $1,125,000 or $.66 per share fully-diluted due to the adoption of FAS 109.

          Note 10 to the Consolidated Financial Statements contains additional income tax information.

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

          Total assets of the Company increased to $229 million at December 31, 1995, a $15 million or 7% increase from December 31, 1994 when total assets were $214 million. Total loans were $106 million at December 31, 1995, a $28 million increase from December 31, 1994 when total loans were $78 million.

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

          The growth in assets during 1995 was funded by a $16 million increase in short-term borrowings from the FHLBB and offset by a $4.7 million decline in deposits during 1994.

          The Company's funding sources consisted principally of deposits from individuals and businesses in its service area. Total deposits at December 31, 1995 were $178.0 million, a $4.7 million or 3% decrease in deposits from December 31, 1994.

          Asset and liability management

          As part of the Company's asset and liability management policy, the Company, through the Bank's Asset and Liability Management Committee, has strived to minimize its interest rate and liquidity risk. Interest rate risk is minimized by entering into variable rate loans and investments.
Commercial, real estate mortgage and real estate construction loans are predominately floating rate loans tied to changes in the prime rate of interest. Residential mortgages held in the Company's portfolio generally reprice annually if there is a shift in the underlying United States Treasury Securities Index, subject to a two percentage point maximum increase or decrease at each reprice date. Generally, fixed rate loans are funded through matched deposits. The investment portfolio maintains a position in U. S. Agency ARM securities which also reprice with the Constant Maturity Treasury
(CMT) index. These securities are subject to periodic two percentage point limits on changes from the then current coupon. Finally, interest rate risk is controlled on a total portfolio basis striving to manage the "gap" position of the Company, the difference between interest sensitive assets and liabilities repricing within a given time frame. Liquidity risk is managed through the matching of investment, loan and deposit maturities and through accessing other funding sources for short-term liquidity needs.

          The following table illustrates the repricing schedule of the Company's interest earning assets and interest bearing liabilities for future time periods as of December 31, 1995 and the principal period in which they mature (or which, in the case of mortgage-backed securities, they are expected to be repaid) or the period in which their rates are eligible to reprice. The repricing schedule of mortgage-backed securities is an estimate of when such securities will be repaid based upon past repayment rates experienced by the Company. In preparing the table, it was assumed that prime rate commercial loans will reprice immediately. The maturity schedules included in Notes 3, 4 and 6 to the Consolidated Financial Statements reflect contractual maturity only, without consideration of anticipated prepayment of mortgage-backed securities and the periodic repricing of variable rate loans and investments. The Company anticipates that its short and long-term liquidity and net interest income will not be adversely affected by changes in the interest rate environment due to the relatively short-term maturity and repricing of its investment, loan and deposit portfolios.

                             Hometown Bancorporation, Inc.
                                 Repricing Schedule
                               (thousands of dollars)

------------------------------------------------------------------------------------
                                      Less     Three   Six Months  Greater
                                   Than Three  to Six     to        Than
December 31, 1995                     Months   Months   One Year   One Year  Total
-----------------------------------------------------------------------------------
Interest Earning Assets
Loans (1)                          $39,698     $7,505   $14,957    $42,655  $104,815
Investment securities               71,283     10,763    21,320      5,751   109,117
------------------------------------------------------------------------------------
Total interest earning assets      110,981     18,268    36,277     48,406   213,932
------------------------------------------------------------------------------------
Interest Bearing Liabilities
Savings deposits                     1,286      2,572     3,857      5,143    12,858
Money market and NOW accounts        6,920     13,840    20,760     27,680    69,200
Certificates of deposit of
  $100 and over                      3,451      2,992     2,992      1,301    10,736
Other fixed rate time deposits      19,929     23,777     8,219      3,199    55,124
Variable rate certificates of
  deposit of $100 and over             218       -         -          -          218
Other variable rate certificates
  of deposit                         3,800       -         -          -        3,800
FHLBB advances                      27,116      5,000      -          -       32,116
------------------------------------------------------------------------------------
Total interest bearing
  liabilities                       62,720     48,181    35,828     37,323   184,052
Net interest rate swaps              1,000       -      (17,500)    16,500      -
------------------------------------------------------------------------------------
Gap                                 49,261    (29,913)  (17,051)    27,583    29,880
------------------------------------------------------------------------------------
Cumulative gap                      49,261     19,348     2,297     29,880
====================================================================================
Gap to total assets                   1.21        .87       .93       1.12
====================================================================================
Cumulative gap to total assets        1.21       1.08      1.01       1.13
====================================================================================
(1)  Non-accruing loans of $1,475,000 are not included in loan balances.
------------------------------------------------------------------------------------

          Investments

          The Company adopted FAS 115, Accounting for Certain Investments in Debt and Equity Securities, as of December 31, 1993, which requires the classification of debt and equity securities into one of three categories: held-to-maturity; available-for-sale; or trading. Held-to-maturity securities are reported at amortized cost and available-for-sale securities are reported at fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company does not have a trading portfolio and does not anticipate creating a trading portfolio in the near future. In December, 1995 the Company reclassified $21,776,000 in Investments-Held-To-Maturity to Investments-Available-for-Sale as described in note 4 to the Financial Statements.

          The Company's investment portfolio decreased $14,331,000 to $108,796,000 at December 31, 1995, an 11.6% decrease from December 31, 1994, when total investments were $123,127,000. The decrease in investments reflects a shift of funds into loans during 1995. Currently, the Company invests in taxable U.S. government and U.S. government agency securities (primarily mortgage-backed securities, collaterialized mortgage obligations and U.S. government agency bonds) as well as other mortgage-backed securities rated AA or better.

          It is the Company's policy to maintain asset and liability interest sensitivity matching through adjustments to the investment portfolio and to provide for the liquidity needs of the Company. The policy also provides for balancing return while minimizing risks.

          The amortized cost and fair values of investment securities together with average yield by maturity at December 31, 1995 and 1994 are shown below. Mortgage backed securities are not reported by their contractual maturities as they are subject to prepayment. These securities are reported by their average life to maturity.

          The fair market value of investments is based on quoted market prices and/or dealer quotes.

                                                                           20




                                          Hometown Bancorporation, Inc.
                                               Investment Tables
                                             (thousands of dollars)

                                                         1995                               1994
                                           Amortized   Estimated     Average    Amortized   Estimated      Average
Investments held-to-maturity                 Cost      Fair Value     Yield        Cost     Fair Value      Yield
------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities
  Due after 1 but within 5 years           $  -        $   -            -        $ 1,013     $   999         6.32%
------------------------------------------------------------------------------------------------------------------
Subtotal                                      -            -            -          1,013         999         6.32%
------------------------------------------------------------------------------------------------------------------
U.S. Agency Mortgage-Backed Securities
  Due in 1 year or less                      2,994        2,987        5.41%       5,509       5,415         5.30%
  Due after 1 but within 5 years             2,711        2,718        6.70%       9,494       9,216         5.58%
  Due after 5 years but within 10 years       -            -            -          5,771       5,622         4.33%
  Due after 10 years                          -            -            -          4,117       4,002         5.38%
------------------------------------------------------------------------------------------------------------------
Subtotal                                     5,705        5,705        6.02%      24,891      24,255         5.10%
------------------------------------------------------------------------------------------------------------------
Other U.S. Agency Obligations
  Due after 1 but within 5 years             2,946        2,880        6.19%      10,404       9,973         6.75%
------------------------------------------------------------------------------------------------------------------
Subtotal                                     2,946        2,880        6.19%      10,404       9,973         6.75%
------------------------------------------------------------------------------------------------------------------
Other Mortgage-Backed Securities
  Due after 1 but within 5 years             2,239        2,137        5.56%       9,068       8,840         6.09%
  Due after 5 but within 10 years            4,210        4,041        6.95%         897         898         5.02%
------------------------------------------------------------------------------------------------------------------
Subtotal                                     6,449        6,178        6.47%       9,965       9,738         5.99%
------------------------------------------------------------------------------------------------------------------
Total investments held-to-maturity         $15,100      $14,763        6.25%     $46,273     $44,965         5.69%
==================================================================================================================
                                                         1995                               1994
                                           Amortized   Estimated     Average    Amortized   Estimated      Average
Investments available-for-sale               Cost      Fair Value     Yield        Cost     Fair Value      Yield
------------------------------------------------------------------------------------------------------------------

U.S. Treasury Securities
  Due in 1 year or less                     $3,016       $3,019        5.52%     $ 1,025     $ 1,012         5.08%
  Due after 1 but within 5 years              -            -            -          2,066       2,007         4.76%
------------------------------------------------------------------------------------------------------------------
Subtotal                                     3,016        3,019        5.52%       3,091       3,019         4.86%
------------------------------------------------------------------------------------------------------------------
U.S. Agency Mortgage-Backed Securities
  Due in 1 year or less                        134          133        7.03%      13,925      13,300         4.60%
  Due after 1 but within 5 years            51,751       51,808        6.55%      14,028      13,494         4.77%
  Due after 5 years but within 10 years      9,115        8,855        6.05%      11,796      11,310         5.30%
  Due after 10 years                         1,985        1,919        6.27%      12,142      11,240         5.01%
------------------------------------------------------------------------------------------------------------------
Subtotal                                    62,985       62,715        6.47%      51,891      49,344         4.90%
------------------------------------------------------------------------------------------------------------------
Other U.S. Agency Obligations
  Due after 1 but within 5 years             3,478        3,564        7.27%        -           -             -
------------------------------------------------------------------------------------------------------------------
Subtotal                                     3,478        3,564        7.27%        -           -             -
------------------------------------------------------------------------------------------------------------------
Other Mortgage-Backed Securities
  Due after 1 but within 5 years            19,520       19,422        6.68%      20,028      19,946         6.48%
  Due after 5 but within 10 years            3,301        3,259        8.82%       3,030       2,828         6.71%
------------------------------------------------------------------------------------------------------------------
Subtotal                                    22,821       22,681        7.09%      23,058      22,774         6.51%
------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank Stock                 1,717        1,717        6.70%       1,717       1,717         7.69%
------------------------------------------------------------------------------------------------------------------
Total investments available-for-sale      $ 94,017     $ 93,696        6.62%     $79,757     $76,854         5.42%
==================================================================================================================
TABLE>





          Equipment and leasehold improvements

          Equipment and leasehold improvements, as reflected in Note 5 to the Consolidated Financial Statements, decreased $171,000 to $1,456,000 at
December 31, 1995, from $1,627,000 at December 31, 1994. The decrease is primarily due to the normal levels of depreciation expense net of fixed asset acquisitions.

          Stockholders' equity

          The increase in stockholders' equity of $4,281,000 to $16,818,000 at December 31, 1995, reflects the improvement in the unrealized loss on investments available-for-sale of $2,716,000 and net income in the amount of $1,309,000 earned during 1995. Listed below are the Bank's Tier 1 leverage and risk-based capital ratios as of December 31, 1995 and the regulatory minimum.

                                            The Bank     Regulatory
                                            of Darien     Minimum

Tier 1 Leverage Capital Ratio                   7.46%     4.00%
Risk-Based Capital Ratio                       15.85%     8.00%

          Short-term borrowings

          Short-term borrowings from the FHLB in the amount of $32.1 million at December 31, 1995 (maximum amount outstanding at any month end during 1995) with a weighted average rate of 6.38%, have a weighted maturity of 1.0 months.
The average amount outstanding during 1995 was $24.4 million. See note 7 to the Financial Statements.

          Recent developments

          In May 1993, the FASB issued its Statement of Financial Accounting
Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS
114"), and in October 1994 its Statement of Financial Accounting Standards No.
118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("FAS 118"). The Company adopted FAS 114 and FAS 118 effective January 1, 1995 and the adoption thereof was immaterial. See note 3 to the Financial Statements.

          In March 1995, the FASB issued Statement of Financial Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of" ("FAS 121") which is effective for fiscal years beginning after December 15, 1995. This statement addresses situations where information indicates that a company might be unable to recover, through future operations or sales, the carrying amount of long-lived assets, identifiable intangibles, and goodwill related to those assets. A company must first determine whether existing conditions indicate an impairment might exist. If an indicator of impairment should exist, the company must determine if impairment exists using undiscounted cash flow analysis. If impairment exists, the company must determine the amount of impairment using discounted cash flow analysis. The Cmpany adopted this standard prospectively on January
1, 1996. The adoption of FAS No. 121 is not expected to have a material impact on the Company, since the Company's existing policies for determining impairment of assets are similar to the new standard.

          In October 1995, the FASB issued Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which is effective for fiscal years beginning after December 15, 1995. This statement defines a fair-value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.
However, it also allows an entity to continue to measure compensation for those plans using the intrinsic value based method currently prescribed by Accounting Principles Board Opinion No. 25 provided certain pro forma disclosures are made that disclose what the impact on net earning would have been had the company adopted the accounting provisions of FAS 123. The
Company plans to continue the current accounting and make the disclosures required by FAS No. 123. Therefore, there will be no impact on the Company's financial position on results of operations from adopting this standard.

          In January, 1996, the Bank became party to an informal agreement among itself, the Commissioner and the FDIC. The agreement requires, among other things, the submission of written plans to the Commissione and the FDIC and periodic written progress reports. At this time all such plans have been submitted. The Company does not expect any material impact upon its Balance
Sheet or Statement of Operations from such agreement.

          Effects of inflation

          During the period of the Company's operations, the effects of inflation have not been significant.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

          Set forth below are the consolidated financial statements required by this item. The supplementary data required by this item is set forth under the caption "Note 13 - Quarterly Financial Data (Unaudited)" and
"Supplementary Financial Data."





                          Hometown Bancorporation, Inc.
                           Consolidated Balance Sheet
                (thousands of dollars except par value amounts)

-----------------------------------------------------------------------------
December 31,                                               1995       1994
-----------------------------------------------------------------------------
Assets

Cash and due from banks                                 $  9,891   $   8,549
Investments available-for-sale, at fair value             93,696      76,854
Investments held-to-maturity
  (fair value: $14,763 in 1995 and $44,965 in 1994)       15,100      46,273
Loans, less allowance for loan losses of
  $2,883 in 1995 and $3,004 in 1994                      103,407      74,940
Equipment and leasehold improvements, net of
  accumulated depreciation of $1,897 in 1995 and
  $1,576 in 1994                                           1,456       1,627
Other real estate owned, net                                 603       1,016
Accrued interest and other assets                          5,067       4,732
-----------------------------------------------------------------------------
     Total Assets                                       $229,220    $213,991
=============================================================================

Liabilities and Stockholders' Equity

Deposits:
  Demand deposit accounts                               $ 26,064     $24,932
  NOW and money market accounts                           69,200      77,050
  Savings accounts                                        12,858      14,369
  Certificates of deposit of $100 and over                10,954       9,351
  Time deposits                                           58,924      57,029
-----------------------------------------------------------------------------
  Total deposits                                         178,000     182,731
Short-term borrowings                                     32,116      16,681
Accrued interest and other liabilities                     2,286       2,042
-----------------------------------------------------------------------------
  Total Liabilities                                      212,402     201,454
-----------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 8 & 9)        -           -

Stockholders' Equity

Preferred stock, par value $1; 2,000,000
  shares authorized, none issued                            -           -
Common stock, par value $1; 10,000,000
  shares authorized, 1,833,381 and 1,833,351
  issued and outstanding                                   1,833       1,833
Surplus                                                   14,123      13,960
Retained earnings                                          1,784         534
Treasury stock, 126,935 and 153,255 shares
  in 1995 and 1994, respectively, at cost                   (735)       (887)
Unrealized loss on investments
  available-for-sale, net of applicable taxes               (187)     (2,903)
-----------------------------------------------------------------------------
     Total Stockholders' Equity                           16,818      12,537
-----------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity         $229,220    $213,991
=============================================================================
The accompanying notes are an integral part of the consolidated financial statements.







                          Hometown Bancorporation, Inc.
                        Consolidated Statement of Income
                (thousands of dollars except per share amounts)

----------------------------------------------------------------------------------------
For the year Ended December 31,                     1995           1994           1993
----------------------------------------------------------------------------------------
Interest and Dividend Income:
 Loans including fees                          $    7,625     $    6,912     $    6,596
   Investment securities:
     Obligations of U.S. government agencies        5,267          3,491          3,094
     Other                                          2,002          2,139          1,407
   Federal funds sold                                  52             51            110
   Dividends                                          134            109             97
----------------------------------------------------------------------------------------
   Total interest and dividend income              15,080         12,702         11,304
----------------------------------------------------------------------------------------
 Interest Expense:
   Deposits                                         6,171          4,459          3,823
   Short-term borrowings                            1,497          1,354          1,172
----------------------------------------------------------------------------------------
   Total interest expense                           7,668          5,813          4,995
----------------------------------------------------------------------------------------
 Net interest income                                7,412          6,889          6,309
 Provision for loan losses                             75             75            360
 Provision for other real estate owned losses          95            290             60
----------------------------------------------------------------------------------------
Net interest income after provisions for loan
   and other real estate owned losses               7,242          6,524          5,889

 Other Operating Income:
   Deposit and other service charges                  687            709            701
   Mortgage origination fees                          459            507            893
   Net investment securities gains                     26             46             27
   Other                                              248            135            199
----------------------------------------------------------------------------------------
 Net interest and operating income                  8,662          7,921          7,709
----------------------------------------------------------------------------------------
 Other Operating Expenses:
   Salaries and benefits                            3,067          2,973          2,611
   Occupancy expense                                  561            569            564
   Professional fees                                  663            105            101
   FDIC insurance                                     210            386            403
   Depreciation and amortization                      321            396            345
   Advertising and marketing                          262            250            200
   Foreclosure expenses and costs of other
     real estate owned                                143            120            183
   Equipment expense                                  101             95             91
   Amortization of goodwill                            50             50             50
   Other                                            1,478          1,335          1,122
----------------------------------------------------------------------------------------
   Total other operating expenses                   6,856          6,279          5,670
----------------------------------------------------------------------------------------
Income before taxes and cumulative effect
     of an accounting change                        1,806          1,642          2,039
 Provision for federal and state income taxes         497            593            800
----------------------------------------------------------------------------------------
Income before cumulative effect of an
     accounting change                              1,309          1,049          1,239
Cumulative effect of an accounting
     change - FAS 109                                -              -             1,125
----------------------------------------------------------------------------------------
Net income                                     $    1,309     $    1,049     $    2,364
=======================================================================================
Earnings per share
   Income before cumulative effect of an
     accounting change                              $0.75          $0.60         $0.72
   Cumulative effect of an accounting
     change - FAS 109                                -              -             0.66
----------------------------------------------------------------------------------------
   Net income                                       $0.75          $0.60         $1.38

=======================================================================================

 Average shares outstanding                     1,752,523      1,750,988     1,708,207
=======================================================================================

 The accompanying notes are an integral part of the consolidated financial statements.

                            Hometown Bancorporation, Inc.
               Consolidated Statement of Changes in Stockholders' Equity
                                (thousands of dollars)



--------------------------------------------------------------------------------------------------------------------------
                                                                                                    Unrealized
                                                                                                   Gain (Loss)
                                                                                      Retained          On
                               Shares Issued               Treasury                   Earnings     Investments
                                    and        Common        Stock                  (Accumulated  Available-for-
                                Outstanding     Stock       At Cost      Surplus      Deficit)     Sale ("IAFS")  Total
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1992       1,833,206      $1,833      $(1,360)      $13,959      $(2,887)      $   -         $11,545
Net income                                                                              2,364                       2,364
Stock options exercised                                        352                         29                         381
Employee stock awards                  90                                      1                                        1
Cumulative effect of
  adopting FAS 115                                                                                     163            163
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993       1,833,296       1,833       (1,008)       13,960         (494)         163         14,454
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                              1,049                       1,049
Stock options exercised                                        121                        (21)                        100
Employee stock awards                  55                                                                              -
Change on IAFS, net                                                                                 (3,066)        (3,066)
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994       1,833,351       1,833         (887)       13,960          534       (2,903)        12,537
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                              1,309                       1,309
Stock options exercised                                        152           163          (59)                        256
Employee stock awards                  30                                                                            -
Change on IAFS, net                                                                                  2,716          2,716
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995       1,833,381     $1,833         $(735)      $14,123       $1,784        $(187)       $16,818
==========================================================================================================================

                         Hometown Bancorporation, Inc.
                     Consolidated Statement of Cash Flows
                           (thousands of dollars)


For the Year Ended December 31,                   1995      1994      1993
------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                        $1,309    $1,049     $2,364
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization, net                 627       552       501
  Provisions for loan and OREO losses                170       365       420
  Net investment securities gains                    (26)      (46)      (27)
  Decrease (increase) in other assets               (641)      381    (2,053)
  (Decrease) increase in other liabilities           244      (216)    1,288
------------------------------------------------------------------------------
Net cash provided by operating activities          1,683     2,085     2,493
------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investments
    held-to-maturity                               9,397    15,545    13,803
  Purchase of investments held-to-maturity          -      (23,513)  (35,500)
  Proceeds from the sale of investments (1)         -         -        7,738
  Proceeds from maturities of investments
    available-for-sale                            14,766    17,282      -
  Purchase of investments available-for-sale     (27,656)  (52,763)     -
  Proceeds from the sale of investments
    available-for-sale                            20,566    10,620      -
  Decrease (increase) in loans                   (28,542)   11,157      (668)
  Proceeds from sale of OREO                         318       (35)    1,100
  Purchase of equipment and leasehold
    improvements                                    (150)     (194)     (630)
------------------------------------------------------------------------------
Net cash used in investing activities            (11,301)  (21,901)  (14,157)
------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits,
  NOW accounts, money market accounts and
  savings accounts                               (8,229)      (725)    5,866
Net increase (decrease) in certificates of
  deposit and other time deposits                 3,498     23,815      (946)
(Decrease) increase in short term borrowings     15,435     (8,319)    5,000
Proceeds from exercise of stock options             256        100       381
------------------------------------------------------------------------------
Net cash provided by financing activities        10,960     14,871    10,301
------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
  equivalents                                     1,342     (4,945)   (1,363)
Cash and cash equivalents at the beginning
  of the year                                     8,549     13,494    14,857
------------------------------------------------------------------------------
Cash and cash equivalents at the end of
  the year                                       $9,891     $8,549   $13,494
==============================================================================
Cash paid during the year for:
  Income taxes                                     $647        $73      $230
==============================================================================
  Interest                                       $7,550     $5,648    $4,995
==============================================================================

(1)  Prior to the adoption of FAS 115 on December 31, 1993

The accompanying notes are an integral part of the consolidated financial statements.

                       Hometown Bancorporation, Inc.
               Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of Hometown Bancorporation, Inc. (the "Company") and its subsidiary conform to generally accepted accounting principles and general practices within the banking industry. The following footnotes describe the most significant of these policies.

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets and liabilities as of the date of the consolidated balance sheet. The same is true of revenues and expenses reported for the period. Actual results could differ significantly from those estimates.

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

          Gains and losses on sales of investment securities are reported as a separate component of the Consolidated Statement of Income and are computed using the

                        Hometown Bancorporation, Inc.
              Notes to the Consolidated Financial Statements
                            (continued)


specific identification method. Securities transactions are recorded on a trade date basis.

          Equipment and Leasehold Improvements

          Equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation is computed based on estimated useful lives of equipment using straight line methods. Leasehold improvements are amortized ratably over the shorter of estimated service lives or the terms of the leases. Major renewals and betterments are capitalized and recurring repairs and maintenance are charged to income. Gains and losses on dispositions of assets are included in income as realized.

          Other Real Estate Owned

          Real estate acquired in foreclosure (or considered to be in-substance foreclosure) of loans is valued at the lower of the loan value or fair value less estimated selling costs. At the time of foreclosure the excess, if any, of the loan value over the fair value less estimated selling costs is charged to the allowance for loan losses. Subsequent to the time of foreclosure, a decline in the value of the foreclosed properties is recognized as provision for other real estate owned losses. Other expenditures not recoverable from the anticipated sale are charged to foreclosure expenses and costs of other real estate owned, as incurred.

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

          Loans held for sale which are included in Other Assets are carried at the lower of cost or market value.

          Allowance for Loan Losses

                        Hometown Bancorporation, Inc.
              Notes to the Consolidated Financial Statements
                            (continued)



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

          Management's evaluation of the allowance for loan losses is based on a continuing review of the loan portfolio, which includes many factors, including identification and review of individual problem situations that may affect the borrower's ability to repay the loan; review of overall portfolio quality through an analysis of current charge-offs, delinquency, and nonperforming loan data; review of regulatory authority examinations and their evaluation of loans; an assessment of current and expected economic conditions; and changes in the size and character of the loan portfolio.

          Loan Commitment and Origination Fees and Costs

          Fees and direct origination costs of loans and mortgage-backed securities are deferred and the net fee or cost is recognized in interest income using the level yield method in accordance with Statement of Financial Accounting Standards No. 91 ("FAS 91"). Net deferred fees and costs applicable to prepayments are recognized in interest income at the time of prepayment.

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

          Derivatives

          The Company enters into interest rate swap transactions as a means of reducing its interest rate exposure on specific assets or liabilities. The Company's derivative activities are all end-user related and the Company has no transactions classified as trading. The periodic net settlements on interest rate swap agreements are recorded as an adjustment to interest income on investments on an accrual basis.

                        Hometown Bancorporation, Inc.
              Notes to the Consolidated Financial Statements
                            (continued)



          Statement of Cash Flows

          For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash and due from banks, federal funds sold, and interest bearing deposits in banks with original maturities of three months or less.

          Income Taxes

          In February 1992, the FASB issued Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires that income taxes be accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that is not expected to be realized based on current available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the settlement date. The Company prospectively adopted FAS 109 effective January 1, 1993 and the effect of the adoption is discussed in Note 10.

          Earnings Per Share Calculations

          Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for each period presented plus the dilution effect of stock options.

          Dividends

          The Company does not currently pay dividends. However, if the Company were to pay dividends, Connecticut law restricts the payment of dividends by the Bank to the Company except from "net profits" (as defined). Although the restriction does not apply to the payment of dividends by the bank holding company, the Company's ability to pay dividends is dependent on its receiving dividends from the Bank.

          NOTE 2 - RESTRICTED CASH BALANCES

          Regulations of the Federal Reserve Board require depository institutions to maintain a portion of their deposits in the form of either cash or deposits with the Federal Reserve Bank which are noninterest bearing and not available for investment purposes. At December 31, 1995 and 1994 the Company maintained $3,157,000 and $3,070,000, respectively, at the Federal Reserve Bank.

                        Hometown Bancorporation, Inc.
              Notes to the Consolidated Financial Statements
                            (continued)



NOTE 3 - LOANS

Major classifications of loans at December
31, 1995 and 1994 were as follows:

December 31,                                     1995               1994
---------------------------------------------------------------------------
(thousands of dollars)
Real estate mortgage                            $90,545           $64,203
Commercial                                        9,214             8,597
Real estate construction                          1,060               754
Installment                                       5,471             4,390
---------------------------------------------------------------------------
                                                106,290            77,944

Allowance for loan losses                        (2,883)           (3,004)
---------------------------------------------------------------------------
                                               $103,407           $74,940
===========================================================================

          The estimated fair market value of loans at December 31, 1995 and 1994 was $103.1 million and $73.4 million, respectively. The estimated fair market value of loans is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates. No adjustment was made to the entry value interest rates for changes in credit of performing commercial loans for which there are no known credit concerns.

          Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing commercial loan portfolio, for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis.

          Final contractual loan maturities and rate sensitivity of the loan portfolio at December 31, 1995 were as follows:

                                   Within      One to      After
                                    One        Five        Five
                                   Year        Years       Years       Total
------------------------------------------------------------------------------
(thousands of dollars)
Real estate mortgage              $12,012     $11,614     $66,919     $90,545
Commercial                          4,517       3,083       1,614       9,214
Real estate construction              772         288        -          1,060
Installment                           159       3,119       2,193       5,471
------------------------------------------------------------------------------
                                  $17,460     $18,104     $70,726    $106,290
==============================================================================
Loans at fixed interest rates      $2,746      $4,514      $9,619     $16,879
Loans at variable interest rates   14,714      13,590      61,107      89,411
------------------------------------------------------------------------------
                                  $17,460     $18,104     $70,726    $106,290
==============================================================================

          At December 31, 1995 and 1994 the Company was not accruing interest on loans having outstanding balances of $1,475,000 and $851,000 or 1.39% and 1.09% of the respective year's gross loan balance. Had these non-accrual loans been current, including any portion charged-off during 1995, gross income on these loans for 1995 and

1994 would have been $167,000 and $99,000, respectively. Interest income actually recorded on these loans totaled $22,000 and $61,000, respectively.

          Loans to officers, employees and directors (and companies in which they have a 10 percent or more beneficial ownership) aggregated $2,246,000 and $1,675,000 at December 31, 1995 and 1994, respectively. During 1995, aggregate additions and paydowns to related party loans were $1,019,000 and $448,000, respectively. These loans were made in the ordinary course of business as to the loan amount, rate of interest and payment terms. All loans to officers, employees and directors were current as of December 31, 1995.

          Transactions in the allowance for loan losses during 1995, 1994 and 1993 are summarized as follows:

December 31,                            1995        1994        1993
----------------------------------------------------------------------
(thousands of dollars)
Balance at beginning of period        $3,004       $3,640      $3,111
Charge-offs:
     Commercial loans                    (23)         (44)        (22)
     Real estate mortgage loans         (302)        (693)       (264)
     Installment loans                   (22)          (6)        (39)
----------------------------------------------------------------------
Total charge-offs                       (347)        (743)       (325)
----------------------------------------------------------------------
Recoveries:
     Commercial loans                     15           18          21
     Real estate mortgage loans           93            4          17
     Installment loans                    12           10           7
----------------------------------------------------------------------
Total recoveries                         120           32          45
----------------------------------------------------------------------
Net charge-offs                         (227)        (711)        (280)
----------------------------------------------------------------------
Provision for loan losses                 75           75          360
Loan purchase                             31            -          449
----------------------------------------------------------------------
Balance at end of period              $2,883       $3,004       $3,640
======================================================================
Net charge-offs to average loans        0.28%        0.83%        0.31%
======================================================================

          The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting for Creditors for Impairment of a Loan," ("FAS 114")and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," ("FAS 118")as of January 1, 1995. FAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral. If the value of the loan is less than the recorded investment, the impairment is recorded through a valuation allowance.

                        Hometown Bancorporation, Inc.
              Notes to the Consolidated Financial Statements
                            (continued)



          The Company had previously measured the allowance for loan losses for impaired loans using methods similar to those prescribed in FAS 114 and FAS 118. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995. Impaired loans having recorded book value of $2,989,000 at December 31, 1995 and $2,947,000 at December 31, 1994 have been recognized in conformity with FAS 114 as amended by FAS 118. The average recorded investment in impaired loans during 1995 and 1994 was $2,961,000 and $3,562,000, respectively. The total allowance for loan losses related to these loans was $823,000 and $762,000 at December 31, 1995 and 1994, respectively. This allowance is included in the allowance for loan losses on the Balance Sheet. Interest income on impaired loans of $162,000 and $192,000 were recognized for cash payments received in 1995 and 1994, respectively.

          Loans having carrying values of $268,000 and $442,000 were transferred to other real estate owned in 1995 and 1994, respectively.

          The Company is not committed to lend additional funds to debtors whose loans have been modified or are considered impaired.

NOTE 4-INVESTMENT SECURITIES

          The amortized cost and estimated fair values of investments held-to-maturity and available-for-sale together with gross unrealized gains and losses at December 31, 1995 and 1994, are shown below:



                                                                     Gross          Gross
December 31, 1995 (thousands of dollars)              Amortized    Unrealized     Unrealized      Fair
Investments held-to-maturity                              Cost       Gains         Losses        Value
-------------------------------------------------------------------------------------------------------
U.S. Agency Mortgage-Backed Securities                 $ 5,705     $     27     $     27       $ 5,705
Other U.S. Agency Obligations                            2,946         -              66         2,880
Other Mortgage-Backed Securities                         6,449         -             271         6,178
-------------------------------------------------------------------------------------------------------
                                                       $15,100     $     27          364       $14,763
=======================================================================================================

                                                                     Gross          Gross
December 31, 1995 (thousands of dollars)              Amortized    Unrealized     Unrealized      Fair
Investments available-for-sale                            Cost       Gains         Losses        Value
-------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                               $ 3,016     $      4       $    1     $  3,019
U.S. Agency Mortgage-Backed Securities                  62,985          361          631       62,715
Other U.S. Agency Obligations                            3,478           86         -           3,564
Other Mortgage-Backed Securities                        22,821           70          210       22,681
Federal Home Loan Bank Stock                             1,717         -            -           1,717
-------------------------------------------------------------------------------------------------------
                                                       $94,017     $    521       $  842     $ 93,696
=======================================================================================================

                                                                     Gross          Gross
December 31, 1994 (thousands of dollars)              Amortized    Unrealized     Unrealized      Fair
Investments held-to-maturity                              Cost       Gains         Losses        Value
-------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                               $ 1,013     $   -          $   14     $    999
U.S. Agency Mortgage-Backed Securities                  24,891            5          641       24,255
Other U.S. Agency Obligations                           10,404            8          439        9,973
Other Mortgage-Backed Securities                         9,965            7          234        9,738
-------------------------------------------------------------------------------------------------------
                                                       $46,273     $     20       $1,328     $ 44,965
=======================================================================================================

                                                                     Gross          Gross
December 31, 1994 (thousands of dollars)              Amortized    Unrealized     Unrealized      Fair
Investments available-for-sale                            Cost       Gains         Losses        Value
-------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                               $ 3,091     $   -          $   72     $ 3,019
U.S. Agency Mortgage-Backed Securities                  51,891         -           2,547      49,344
Other Mortgage-Backed Securities                        23,058           49          333      22,774
Federal Home Loan Bank Stock                             1,717         -            -          1,717
-------------------------------------------------------------------------------------------------------
                                                       $79,757     $     49       $2,952     $76,854
=======================================================================================================

          The Company realized net securities gains of $26,000, $46,000 and $27,000 in 1995, 1994, and 1993, respectively. Cost for investments sold was determined on a specific identification basis.

          At December 31, 1995 and December 31, 1994 there was $2,923,000 and $2,484,000, respectively, in U.S. Treasury and other securities pledged to secure municipal deposits as required by law.

          On November 15, 1995, the FASB issued a special report entitled, "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers" ("the Guide"). The Guide permitted a one-time reassessment and related reclassifications from the held-to-maturity category (no later than December 31, 1995) that will not call into question the intent of the enterprise to hold other debt securities until maturity in the future. On December 21, 1995, the Company performed a reassessment of its investment and mortgage-backed securities portfolio which resulted in a reclassification of $21,776,000 of investment securities from held-to-maturity to available-for-sale. The impact upon the Company's financial condition resulting from this transfer was not material. There was no impact on the Company's results from operations resulting from this transfer.

          The amortized cost and estimated fair value of investment securities at December 31, 1995, by maturity, are presented in the table below.
Mortgaged backed securities are reported by the average life to maturity.



December 31, 1995 (thousands of dollars)
===============================================================================

                                           Amortized   Estimated     Average
Investments held-to-maturity                 Cost      Fair Value     Yield
-------------------------------------------------------------------------------
U.S. Agency Mortgage-Backed Securities
  Due in 1 year or less                    $ 2,994      $ 2,987        5.41%
  Due after 1 but within 5 years             2,711        2,718        6.70%
-------------------------------------------------------------------------------
Subtotal                                     5,705        5,705        6.02%
-------------------------------------------------------------------------------
Other U.S. Agency Obligations
  Due after 1 but within 5 years             2,946        2,880        6.19%
-------------------------------------------------------------------------------
Subtotal                                     2,946        2,880        6.19%
-------------------------------------------------------------------------------
Other Mortgage-Backed Securities
  Due after 1 but within 5 years             2,239        2,137        5.56%
  Due after 5 but within 10 years            4,210        4,041        6.95%
-------------------------------------------------------------------------------
Subtotal                                     6,449        6,178        6.47%
-------------------------------------------------------------------------------
Total investments held-to-maturity         $15,100      $14,763        6.25%
===============================================================================

                                           Amortized   Estimated     Average
Investments available-for-sale               Cost      Fair Value     Yield
-------------------------------------------------------------------------------
U.S. Treasury Securities
  Due in 1 year or less                     $3,016       $3,019        5.52%
-------------------------------------------------------------------------------
Subtotal                                     3,016        3,019        5.52%
-------------------------------------------------------------------------------
U.S. Agency Mortgage-Backed Securities
  Due in 1 year or less                        134          133        7.03%
  Due after 1 but within 5 years            51,751       51,808        6.55%
  Due after 5 years but within 10 years      9,115        8,855        6.05%
  Due after 10 years                         1,985        1,919        6.27%
-------------------------------------------------------------------------------
Subtotal                                    62,985       62,715        6.47%
-------------------------------------------------------------------------------
Other U.S. Agency Obligations
  Due after 1 but within 5 years             3,478        3,564        7.27%
-------------------------------------------------------------------------------
Subtotal                                     3,478        3,564        7.27%
-------------------------------------------------------------------------------
Other Mortgage-Backed Securities
  Due after 1 but within 5 years            19,520       19,422        6.68%
  Due after 5 but within 10 years            3,301        3,259        8.82%
-------------------------------------------------------------------------------
Subtotal                                    22,821       22,681        7.09%
-------------------------------------------------------------------------------
Federal Home Loan Bank Stock                 1,717        1,717        6.70%
-------------------------------------------------------------------------------
Total investments available-for-sale      $ 94,017     $ 93,696        6.62%
===============================================================================

NOTE 5-EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          The major components of fixed assets at December 31, 1995 and 1994 were as follows:

December 31,                                             1995            1994
-----------------------------------------------------------------------------
(thousands of dollars)
Leasehold improvements                                  $1,523        $1,491
Furniture and equipment                                  1,830         1,712
-----------------------------------------------------------------------------
                                                         3,353         3,203
Less:  Accumulated depreciation and amortization        (1,897)       (1,576)
-----------------------------------------------------------------------------
                                                        $1,456        $1,627
=============================================================================

NOTE 6-DEPOSITS

          Included in total interest bearing deposits are certificates of deposit in amounts of $100,000 and over. These certificates and their remaining maturities at December 31, 1995 and 1994 are as follows:

December 31,                                             1995          1994
-----------------------------------------------------------------------------
(thousands of dollars)
Three months or less                                    $3,669        $5,203
Over three, through six months                           2,992         3,287
Over six, through twelve months                          2,993           461
Over twelve months                                       1,300           400
-----------------------------------------------------------------------------
                                                       $10,954        $9,351
=============================================================================

          Interest expense incurred on deposits during 1995, 1994, and 1993 was as follows:

For the Year Ended December 21,                 1995       1994        1993
-----------------------------------------------------------------------------
(thousands of dollars)
NOW and money market accounts                  $2,261     $1,907      $1,869
Other time deposits                             2,853      1,941       1,368
Certificates of deposit of $100 or over           609        274         242
Savings                                           448        337         344
-----------------------------------------------------------------------------
                                               $6,171     $4,459      $3,823
=============================================================================

          The estimated fair value of total deposits at December 31, 1995 and 1994 was $177.9 million and $183.1 million, respectively. The estimated fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at December 31, 1995 and 1994. The estimated fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

                         Hometown Bancorporation, Inc.
               Notes to the Consolidated Financial Statements
                                 (continued)



NOTE 7 - SHORT-TERM BORROWINGS

          Short-term Borrowings consist of federal funds purchased (variable rate overnight advances) and fixed rate term advances from the Federal Home Loan Bank ("FHLB"). At December 31, 1995 and 1994, the Company had federal funds purchased outstanding of $22,116,000 and $11,681,000, respectively. The interest rates on these overnight advances at December 31, 1995 and 1994 were 6.40% and 6.16%, resectively.

          Fixed rate term advances from the FHLB consist of the following at December 31, 1995 and 1994:

Maturity Date                   Interest Rate        1995           1994
--------------------------------------------------------------------------
May 3, 1995                         4.22%        $     -        $5,000,000
February 23, 1996                   6.30%         5,000,000           -
May 23, 1996                        6.39%         5,000,000           -
--------------------------------------------------------------------------
              Totals                            $10,000,000     $5,000,000
==========================================================================

          The weighted average rate for total short-term borrowings was 6.21% and 5.30% on average daily outstanding balances of $23,638,000 and $25,568,000 for the year ended December 31, 1995 and 1994, respectively. The estimated value of short-term borrowings is based upon the outstanding borrowings discounted at current market rates.

NOTE 8 - COMMITMENTS AND RENTAL EXPENSE

          The Company leases its premises and other property under noncancelable agreements requiring minimum monthly rentals through their remaining terms. The total minimum commitment at December 31, 1995 under the leases are as follows:

Due in the year ending                     1996                  $671
December 31,                               1997                   653
(thousands of dollars)                     1998                   650
                                           1999                   644
                                           2000 and after       5,490
----------------------------------------------------------------------
                                                               $8,108
======================================================================

          Effective May 1, 1995, the Company entered into a lease modification agreement with its landlord concerning its home office location in Darien, Connecticut. The modification reduced annual rentals by $38,000 per annum effective June 1, 1995, and extends the term of the lease 37 months to May 31, 2010. The net increase in lease outlay in current dollars over the term of the lease is $1,173,000. This modification is reflected in the above summary.

                         Hometown Bancorporation, Inc.
               Notes to the Consolidated Financial Statements
                                 (continued)



          Total occupancy and equipment rental expense was $617,000, $610,000, and $603,000 for the years ended December 31, 1995, 1994, and 1993, respectively

NOTE 9-FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

          A summary of the contractual amount or notional value of off-balance-sheet financial instruments as of December 31, 1995 and 1994 is as follows:

December 31,                                  1995                    1994
---------------------------------------------------------------------------
(thousands of dollars)
Interest rate swap agreements                $34,000                $34,000
Commitments to extend credit:
  Unused lines of credit                      12,614                 10,905
  Commercial real estate                       1,486                    874
  Other                                       11,284                  8,673
Standby letters of credit                        108                    102

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

          Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since it is possible that some of the commitments could expire without being drawn upon, the total commitment amounts outstanding at December 31, 1995 do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the customer.

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

          The estimated fair value of interest rate swap agreements, at December 31, 1995 and 1994 were $(127,000), $(683,000), respectively.
Financial instruments, such as commitments to extend credit and Standby Letters of Credit, generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is based on fees charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks.

          At December 31, 1995 and 1994, there was no significant unrealized appreciation or depreciation on these financial instruments.

NOTE 10-INCOME TAXES

          The Company adopted FAS 109 effective January 1, 1993 and the cumulative effect of this change is reported in the 1993 Consolidated Income Statement.

          Income tax expense for the three years ended December 31, 1995, 1994 and 1993 consisted of the following components:

December 31,                              1995           1994         1993(a)
-----------------------------------------------------------------------------
(thousands of dollars)
Current
     Federal                              $379           $435          $416
     State                                 135            137           120
Deferred
     Federal                               (87)           (37)          144
     State                                  70             58           120
-----------------------------------------------------------------------------
                                          $497           $593          $800
=============================================================================

(a)     Excludes the cumulative effect of the adoption of FAS 109.

          A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory federal tax rate is as follows:

                         Hometown Bancorporation, Inc.
               Notes to the Consolidated Financial Statements
                                 (continued)





----------------------------------------------------------------------------
December 31,                               1995          1994        1993
----------------------------------------------------------------------------
U.S. statutory rate                        34.0%         34.0%        34.0%
State income tax, net of federal benefit    7.5%          7.8%         7.8%
Release of valuation allowance            (14.9%)       (11.6%)       (2.7%)
Goodwill amortization                       1.0%          1.0%         1.0%
Other, net                                   -            4.9%        (0.9%)
----------------------------------------------------------------------------
                                           27.6%         36.1%        39.2%
============================================================================

          Deferred tax asset and liabilities included in other assets at December 31, 1995 and 1994 consist of the following:

Net deferred tax asset:  December 31,               1995          1994
(thousands of dollars)
Loan loss reserve                                   $702          $817
OREO reserves                                         40           139
Net deferred loan fees                                 6            48
Depreciation                                          48            48
Foreclosure costs                                     26            51
Unrealized loss on IAFS                              133             -
Other, net                                            60            27
----------------------------------------------------------------------
                                                   1,015         1,130
  Valuation allowance                               (100)         (290)
----------------------------------------------------------------------
  Net deferred tax asset                            $915          $840
=======================================================================

                         Hometown Bancorporation, Inc.
               Notes to the Consolidated Financial Statements
                                 (continued)




NOTE 11-PARENT COMPANY ONLY FINANCIAL STATEMENTS
          Presented below are the condensed financial statements of Hometown Bancorporation, Inc. (parent company). The consolidated financial statements should be read in conjunction with these statements.

----------------------------------------------------------------------
Hometown Bancorporation, Inc. (parent company only) Balance Sheet
----------------------------------------------------------------------
December 31,                                          1995     1994
----------------------------------------------------------------------
(thousands of dollars)
Assets
Cash due from Bank                                    $473      $348
Investment in subsidiary                            16,257    12,195
Other assets                                            95         -
----------------------------------------------------------------------
     Total assets                                  $16,825   $12,543
======================================================================
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities                   6         6
----------------------------------------------------------------------
Total stockholders' equity                          16,819    12,537
----------------------------------------------------------------------
     Total liabilities and stockholders' equity    $16,825   $12,543
======================================================================

Hometown Bancorporation, Inc. (parent company only) Statement of Income
------------------------------------------------------------------------------
December 31,                                         1995     1994      1993
------------------------------------------------------------------------------
(thousands of dollars except per share amounts)
Equity in undistributed income of subsidiary        $1,346    $1,139   $2,465
------------------------------------------------------------------------------
     Total income                                    1,346     1,139    2,465
Legal expenses                                           8        30       21
Other expenses                                          29        60       80
------------------------------------------------------------------------------
     Total expenses                                     37        90      101
------------------------------------------------------------------------------
Net income                                          $1,309    $1,049   $2,364
------------------------------------------------------------------------------
Net income per share                                $  .75    $  .60   $ 1.38
==============================================================================
Hometown Bancorporation, Inc. (parent company only) Statement of Cash Flows
------------------------------------------------------------------------------
December 31,                                         1995     1994      1993
------------------------------------------------------------------------------
(thousands of dollars)
Cash Flows From Operating Activities:
     Net income                                     $1,309    $1,049   $2,364
     Equity in undistributed income of subsidiary   (1,346)   (1,139)  (2,465)
     Net change in other liabilities                  -            6     -
     Net change in other assets                        (95)       20      (14)
     Other, net                                         -          2        2
------------------------------------------------------------------------------
     Net cash used in operating activities            (132)      (62)    (113)
------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from exercise of stock options           257        98      381
------------------------------------------------------------------------------
     Net cash provided by financing activities         257        98      381
------------------------------------------------------------------------------
Net increase in cash                                   125        36      268
Cash at the beginning of the year                      348       312       44
------------------------------------------------------------------------------
Cash at the end of the year                         $  473    $  348    $ 312
==============================================================================

                         Hometown Bancorporation, Inc.
               Notes to the Consolidated Financial Statements
                                 (continued)




NOTE 12-STOCK OPTION PLAN
          On April 14, 1987, the Company adopted an incentive and non-qualified stock option plan under which 250,000 shares of common stock were reserved. Options granted become exercisable between the grant date and five years after the grant date and expire 10 years after the grant date. Under the plan, the option price of incentive options shall not be less than 100% of the fair market value of the Company's Common Stock on the date the option is granted. The number of shares under option, the exercise price per share and the aggregate thereof outstanding, granted, exercised and cancelled or expired during the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

------------------------------------------------------------------------------
                                                                   Average
                                                   Shares        Option Price
------------------------------------------------------------------------------
Options outstanding at December 31, 1992           211,000           $4.41
  Granted                                           16,000           $7.50
  Exercised                                        (60,800)          $6.38
  Cancelled or expired                              (7,200)          $6.41
------------------------------------------------------------------------------
Options outstanding at December 31, 1993           159,000           $3.93
  Granted                                           13,500          $12.50
  Exercised                                        (20,900)          $4.73
  Cancelled or expired                              (3,000)          $6.42
------------------------------------------------------------------------------
Options outstanding at December 31, 1994           148,600           $4.54
  Granted                                           19,500          $11.00
  Exercised                                        (26,300)          $3.65
  Cancelled or expired                             (12,200)         $10.43
------------------------------------------------------------------------------
Options outstanding at December 31, 1995           129,600           $5.14
------------------------------------------------------------------------------

          In 1995, the Company adopted the 1995 Omnibus Stock Incentive Program pursuant to which an additional 100,000 shares of authorized but unissued Common Stock were reserved. Under this program, incentive stock options, non-qualified stock options, stock appreciation rights and stock awards may be granted. Options would become exercisable between six months from the date of grant and the date determined at the time of grant. Under the program, the option price of incentive options shall not be less than 100% of the fair market value of the Company's Common Stock on the date the option is granted, and the option price of non-qualified options shall not be less than 85% of such fair market value. As of December 31, 1995, no benefits had been awarded under this program.

          At December 31, 1995, options for 105,370 shares were exercisable and 111,400 shares were available for granting additional options under the two current plans combined.

                         Hometown Bancorporation, Inc.
               Notes to the Consolidated Financial Statements
                                 (continued)





NOTE 13-QUARTERLY FINANCIAL DATA (UNAUDITED) (A)
-----------------------------------------------------------------------------
1995 Quarter Ended                 Mar. 31  June 30  Sept. 30  Dec. 31  Total
(thousands of dollars except
per share amounts)
Interest income                    $3,710   $3,830   $3,812    $3,728  $15,080
Net interest income                 1,844    1,857    1,868     1,843    7,412
Provision for loan losses              25     -          25        25       75
Net income                            370      476       13       450    1,309
Net income per share                 $.21     $.27     $.01      $.26     $.75

1994 Quarter Ended                 Mar. 31  June 30  Sept. 30  Dec. 31  Total
(thousands of dollars except
per share amounts)
Interest income                    $2,842   $3,048   $3,380    $3,432  $12,702
Net interest income                 1,670    1,704    1,805     1,710    6,889
Provision for loan losses              25     -          25        25       75
Net income                            387      290      329        43    1,049
Net income per share                 $.22     $.17     $.19      $.02     $.60

(A)  See note 16 below.

NOTE 14-FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following is a summary of the fair values of financial instruments which are disclosed throughout the footnotes to the Consolidated Financial Statements.

-----------------------------------------------------------------------------
December 31,                                  1995                   1994
-----------------------------------------------------------------------------
                                       Carring    Fair       Carrying   Fair
(thousands of dollars)                 Amount     Value      Amount     Value
-----------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks              $9,891     $9,891     $8,549    $8,549
  Investments available-for-sale
    (Note 4)                           93,823     93,823     76,854    76,854
  Investments held-to-maturity
    (Note 4)(A)                        15,100     14,763     46,273    44,965
  Net loans (Note 3)                  103,407    103,138     73,474    73,474
Financial Liabilities:
  Deposits (Note 6)                   178,000    177,935    182,731   183,075
  Short-term borrowings (Note 7)       32,116     32,064     16,681    16,726
Off-Balance Sheet (Note 8):
  Interest rate swap agreements          (127)      (127)     -          (683)
  Commitments to extend credit           -           -        -             -
  Standby letters of credit              -           -        -             -

(A) Excludes effect of interest rate swap agreements.

NOTE 15 - EMPLOYEE BENEFIT PLAN

          The Bank maintains a qualified deferred compensation plan under
Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 17% of their salary, subject to Internal Revenue Code limits. The Bank contributes a matching 100% of the first 1% of employee contributions and 25% of the next 5% of employee contributions to a combined maximum match of $3,000 per employee, per year. The plan covers substantially all full-time employees. Bank contributions to the plan amounted to $35,613, $35,056, and $22,239 for 1995, 1994, and 1993 respectively.

NOTE 16 - RESTATEMENT OF FINANCIAL STATEMENTS

          On August 25, 1995 the Audit Committee of the Company concluded an investigation of accounting errors and irregularities which were initially discovered in July 1995. Based upon the findings of the investigation, the Board of Directors of the Company concluded that the errors and irregularities resulted from the activities of a former employee who manipulated records and circumvented controls. The results of such actions required the restatement of financial statements for the years ended December 31, 1992 through 1994. The cumulative after-tax effects of these adjustments reduced shareholders' equity as of December 31, 1994 by $1,368,000.

          Earnings per share before extraordinary credit and cumulative effect of accounting change was reduced by $.54, $.08, and $.16 for 1994, 1993 and 1992, respectively. Earnings per share after extraordinary credit and cumulative effect of accounting change and extraordinary credit was reduced by $.54, $.10, and $.28 for 1994, 1993 and 1992, respectively.

                       1177 Avenue of the Americas      Telephone 212 596 7000
                       New York, NY  10036              Facsimile 212 596 8910


PRICE WATERHOUSE LLP

                         REPORT OF INDEPENDENT ACCOUNTANTS

January 25, 1996

To the Stockholders and Board of Directors of Hometown Bancorporation, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows, after the restatement discussed in Note 16, present fairly, in all material respects, the financial position of Hometown Bancorporation, Inc. and its subsidiary (the "Company") at December 31, 1995 and 1994, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for investment securities and income taxes in 1993.

PRICE WATERHOUSE LLP


                          HOMETOWN BANCORPORATION, INC.
                          Supplementary Financial Data
                    (thousands of dollars except per share)

For the Year Ended December 31,               1995         1994           1993              1992               1991
Summary of Operations:
  Total interest income                    $15,080      $12,702        $11,304           $11,097             $9,445
  Total interest expense                     7,668        5,813          4,995             5,236              5,281
---------------------------------------------------------------------------------------------------------------------
  Net interest income                        7,412        6,889          6,309             5,861              4,164
  Provision for loan losses                     75           75            360             1,258                800
  Provision for losses on
    other real estate owned                     95          290             60               212                145
  Other operating income                     1,420        1,397          1,820             1,534                812
  Other operating expenses                   6,856        6,279          5,670             5,046              4,204
---------------------------------------------------------------------------------------------------------------------
  Net income (loss) before taxes,
    extraordinary credit and cumulative
    effect of an accounting change           1,806        1,642          2,039               879               (173)
  Provision for federal and state
    income taxes                               497          593            800               274                -
---------------------------------------------------------------------------------------------------------------------
  Net income (loss) before extraordinary
   credit and cumulative effect of an
    accounting change                        1,309        1,049          1,239               605               (173)
Extraordinary credit                          -            -              -                  256                -
Cumulative effect of an accounting
  change - FAS 109                            -             -            1,125              -                   -
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $1,309       $1,049         $2,364              $861              $(173)
=====================================================================================================================
Per Share Data:
Before extraordinary credit and an
  accounting change:
    Net income (loss)                         $.75         $.60           $.72              $.37              $(.11)
After extraordinary credit and an
  accounting change
    Net income (loss)                         $.75         $.60          $1.38              $.53              $(.11)
Stockholders' equity                         $9.60        $7.16          $8.46             $7.08              $6.69
Average common shares outstanding        1,752,523    1,750,988      1,708,207         1,629,710          1,597,194
Common shares outstanding                1,833,381    1,680,096      1,659,141         1,598,251          1,597,231

Year End Balance Sheet Data:
Total assets                              $229,220     $213,991       $201,352          $187,235           $118,902
Loans, net                                 103,407       74,940         85,461            85,322             60,786
Investments held-to-maturity                15,100       46,273         40,060            79,869             47,727
Investments available-for-sale              93,696       76,854         54,016              -                   -
Total deposits                             178,000      182,731        159,641           154,721            107,617
Total stockholders' equity                  16,818       12,537         14,454            11,545             10,682

Financial Ratios:
Net income (loss) before extraordinary
  credit and an accounting change to
  average:
Total assets                                  0.60%        0.49%          0.65%             0.38%             (0.16)%
Stockholders' equity                          8.50%        6.91%          9.06%             5.40%             (1.63)%
Net income (loss) after extraordinary
  credit and an accounting change to
  average:
Total assets                                  0.60%        0.49%          1.24%             0.54%             (0.16)%
Stockholders' equity                          8.50%        6.91%         17.28%             57.68%            (1.63)%
Year End:
    Gross loans to total assets              46.37%       36.42%         44.25%             47.23%            51.12%
    Gross loans to deposits                  59.71%       42.66%         55.81%             57.16%            56.48%
Risk-based capital to assets                 16.37%       15.46%         14.10%             12.07%            14.37%
Primary capital to total assets               8.60%        8.50%          8.75%              7.70%            10.36%
Tier one capital to assets                   15.10%       13.44%         11.76%              9.37%             8.98%
Average stockholders' equity to average
  total assets                                7.05%        7.15%          7.16%              6.98%             9.82%
Nonperforming assets to total assets          0.91%        0.87%          1.42%              2.86%             4.72%
Nonperforming loans to gross loans            1.39%        1.09%          1.78%              3.38%             4.51%


Item 9 - Changes in and Diagreements with Accountants on
         Accounting and Financial Disclosure

          There is no event reportble under this item, except as has been previously reported (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) in the Company's Current Report on Form 8-K dated March 5, 1996.

                                       PART III

ITEM 10 - Directors and Executive Officers of the Registrant

Directors of the Company.

          The information required by this item appears under the caption "Election of Directors" in the 1996 Proxy. Such information is incorporated by reference and made a part hereof.

Executive Officers of the Company

          The information required by this item apppears in Item 4A hereof.

Item 11 - Executive Compensation

          The information required by this item appears under the caption, "Compensation of Directors and Executive Officers" in the 1996 Proxy. Such information is incorporated herein by reference and made a part hereof.

          Since the Company qualifies as a "small business issuer," as defined by Item 10 (a)(1) of Regulation S-B, information incorporated by reference to the 1996 Proxy in response to this item contains the disclosure required by paragraphs (b), (c)(1), (c)(2)(i)-(v), (d), (e), (g), (h), (i)(1) and (2) of
Item 402 of Regulation S-K.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

          The information required by this item appears under the caption "Voting Securities and Principal Holders" in the 1996 Proxy. Such information is incorporated herein by reference and made a part hereof.

Item 13 - Certain Relationships and Related Transactions

          The information required by this item appears under the caption "Certain Relationships and Related Transactions" in the 1996 Proxy. Such information is incorporated herein by reference and made a part hereof.

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) The following documents are filed as part of this report and appear on the pages indicated:

(1)  Financial Statements:
                                                                Page in this
                                                                 Form 10-K

Consolidated Balance Sheet as of December 31, 1995 and 1994          23

Consolidated Statement of Income for the Years Ended
  December 31, 1995, 1994 and 1993                                   24

Consolidated Statement of Changes in Stockholders'
  Equity for the Years Ended December 31, 1995, 1994 and 1993        25

Consolidated Statement of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                   26

Notes to the Consolidated Financial Statements                       27

Report of Independent Accountants                                    44

(2)  Financial Statement Schedules

All schedules are omitted because they are not applicable.

(3)  Exhibits

Exhibit No.     Description

3.1 The Company's Certificate of Incorporation (incorporated by reference to Exhibit 3(a) the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

4 Common Shares Rights Agreement dated as of September 20, 1990 (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated September 20, 1990 [Commission File Number 0-16272]).

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

23              Consent of Independent Accountants.

24              Powers of Attorney

27              Financial Data Schedule.


                                     Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Hometown Bancorporation, Inc.



                                  By: /s/ Kevin E. Gage
                                      --------------------------------------
                                      Kevin E. Gage
                                      President and Chief Executive Officer

Dated: March 29, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                            Title
----                            -----

Douglas D. Milne, III           Chairman of the Board )
                                and Director          )
                                                      )
Kevin E. Gage                   President and Chief   )
                                Executive Officer and )
                                Director              )
                                                      )
Richard A. Allen                Director              )
                                                      )
Louis T. Hagopian               Director              )
                                                      )
Arnold H. Libner                Director              )    By /s/ Kevin E. Gage
                                                      )      ------------------
                                                      )      Kevin E. Gage
Joseph G. McIntyre, Jr.         Director              )      Attorney-in-Fact
                                                      )
Robert O. White                 Director              )      March 29, 1995
                                                      )
Albert T. Jaronczyk             Senior Vice President )
                                and Chief Financial   )
                                Officer (Principal    )
                                Accounting Officer)   )

                                 Exhibit Index


Exhibit No.     Description
-----------     -----------

3.1 The Company's Certificate of Incorporation (incorporated by reference to Exhibit 3(a) the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-4 [Commission File Number 33-13466] filed on June 15, 1987).

4 Common Shares Rights Agreement dated as of September 20, 1990 (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated September 20, 1990 [Commission File Number 0-16272]).

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

24      Powers of Attorney

27      Financial Data Schedule.