Form 10-Q
period 1996-03-31
HOMETOWN BANCORPORATION INC
filed 1996-05-14
CIK 812699

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   MARCH 31, 1996
                                  --------------

                                    OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

 For the transition period from____________to_____________

 Commission file number      0-16272
                             -------

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

 YES    X  NO
     ----     ----

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

         CLASS                          OUTSTANDING AT APRIL 30, 1996
         -----                          -----------------------------
 Common Stock (Voting), $1 par
         Value                               1,708,046
                                             ---------

                      HOMETOWN BANCORPORATION, INC.

                                  INDEX


                                                                     PAGE
                                                                     ----


     PART I - FINANCIAL INFORMATION
     ------------------------------

          ITEM 1. - Financial Statements
          -------

                  Consolidated Balance Sheet -
                     March 31, 1996 and December 31, 1995                3

                  Consolidated Statement of Income -
                     Three Months Ended March 31, 1996 and 1995          4

                  Consolidated Statement of Cash Flows -
                     Three Months Ended March 31, 1996 and 1995          5

          ITEM 2. - Management's Discussion and Analysis
                    of Financial Condition and Results of Operations    6-10

     PART II - EXHIBITS                                                 11
     ------------------

     SIGNATURES                                                         12

 Part I
 ITEM 1. - FINANCIAL STATEMENTS
- -------------------------------

                         HOMETOWN BANCORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
             (000'S OF DOLLARS EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                    MARCH 31,     DECEMBER 31,
                                                      1996           1995
                                                      ----           ----
 ASSETS                                           (unaudited)
 Cash and due from banks                              $7,213        $9,891
 Investments available for sale, at fair value        76,626        93,696
 Investments held to maturity (fair value:
   $14,621 in 1996 and $14,763 in 1995)               14,561        15,100
 Loans, less allowance for loan losses of
   $2,914 in 1996 and $2,883 in 1995                 106,080       103,407
 Equipment and leasehold improvements, net of
   accumulated depreciation of $1,981 in 1996
   and $1,897 in 1995                                  1,435         1,456
 Other real estate owned                                 683           603
 Other assets                                          6,310         5,067
                                                     -------       -------
   Total Assets                                     $212,908      $229,220
                                                     =======       =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand                                            $23,747       $26,064
   NOW and money market accounts                      72,024        69,200
   Savings deposits                                   12,288        12,858
   Certificates of deposit of $100 and over           10,688        14,056
   Other time deposits                                56,287        55,822
                                                     -------       -------
                                                     175,034       178,000
 Short-term borrowings                                19,001        32,116
 Accrued interest and other liabilities                1,681         2,286
                                                     -------       -------
   Total Liabilities                                 195,716       212,402
                                                     -------       -------
 STOCKHOLDERS' EQUITY
 Preferred Stock, par value $1; 2,000,000 shares
   authorized, none issued and outstanding
 Common Stock, par value $1; 10,000,000 shares
   authorized, 1,833,381 issued
   and outstanding in 1996 and 1995                    1,833         1,833
 Surplus                                              14,123        14,123
 Retained earnings                                     2,123         1,784
 Unrealized loss on investments available for sale      (152)         (187)
 Treasury Stock - 126,900 and 126,935 shares in 1996
   and 1995, respectively, at cost                      (735)         (735)
                                                     -------       -------
   Total Stockholders' Equity                         17,192        16,818
                                                     -------       -------
 Total Liabilities and Stockholders' Equity         $212,908      $229,220
                                                     =======       =======

                      HOMETOWN BANCORPORATION, INC.
                     CONSOLIDATED STATEMENT OF INCOME
             (000'S OF DOLLARS EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                      1996          1995
 Interest and dividend income:                    (unaudited)    (unaudited)
   Interest and fees on loans                         $2,303        $1,769
   Interest on investment securities:
   Obligations of U.S. Agencies                          994         1,403
   Other                                                 459           505
   Interest on federal funds sold                          1            --
   Dividends                                              28            33
                                                     -------       -------
     Total interest and dividend income                3,785         3,710
 Interest expense:
   Deposits                                            1,448         1,554
   Short-term borrowings                                 366           312
                                                     -------       -------
     Total interest expense                            1,814         1,866
 Net interest income                                   1,971         1,844
 Provision for loan losses                                25            25
                                                     -------       -------
 Net interest income after provision for
   loan losses                                         1,946         1,819
 Other operating revenue:
   Deposit and other service charges                     162           173
   Mortgage origination fees                              79            56
   Securities losses                                      (2)           --
   Other                                                  58            33
                                                     -------       -------
 Net interest income and operating revenue             2,243         2,081
 Other operating expenses:
   Salaries and benefits                                 853           754
   Occupancy expense                                     136           145
   FDIC insurance premiums                                 1           102
   Depreciation                                           84            91
   Advertising and marketing                              67            55
   Legal and Accounting                                   53            23
   Foreclosure expense and cost of OREO                   41            30
   Other operating expenses-other                        425           309
                                                     -------       -------
   Total other operating expenses                      1,660         1,509

 Income before federal and state income taxes            583           572
 Provision for federal and state income taxes            244           202
                                                     -------       -------
 Net income                                             $339          $370
                                                     =======       =======

   Earnings per share                                   $.19          $.21
                                                       =====         =====
   Average number of shares outstanding            1,780,741     1,762,349
                                                   =========     =========

                      HOMETOWN BANCORPORATION, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (THOUSANDS OF DOLLARS)

                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                       1996          1995
 Cash Flows from Operating Activities:             (unaudited)    (unaudited)
 Net income                                             $339          $370
 Adjustments to reconcile net income to net cash
  (used) by operating activities:
  Depreciation and amortization, net                     135            91
  Provision for loan losses                               25            25
  Securities losses                                        2            --
  (Increase) decrease in other assets                 (1,329)          179
  (Decrease) in other liabilities                       (605)       (1,659)
                                                     -------       -------
 Net cash (used) by operating activities              (1,433)         (994)
                                                     -------       -------

 Cash Flows from Investing Activities:
 Proceeds from the maturity of investments held
  to maturity                                            539         1,199
 Proceeds from the maturity of investments
  available for sale                                   6,347         1,629
 Purchase of investment securities available
  for sale                                            (1,026)      (16,910)
 Proceeds from the sale of investments available
  for sale                                            11,817         3,742
 Net decrease in loans                                (2,698)          (53)
 Decrease (increase) in OREO                             (80)            1
 Purchase of capital assets                              (63)          (67)
                                                     -------       -------
 Net cash provided (used) by investing activities     14,836       (10,459)
                                                     -------       -------

 Cash Flows from Financing Activities:
 Net (decrease) in demand deposits, NOW
  accounts, money market accounts and
  savings accounts                                       (63)         (266)
 Net (decrease) in certificates of deposit
  and other time deposits                             (2,903)         (142)
 (Decrease) increase in short-term borrowings        (13,115)        9,598
 Exercise of stock options                                --            14
                                                     -------       -------
 Net cash (used) provided by financing activities    (16,081)        9,204
                                                     -------       -------

 Net decrease in cash and cash equivalents            (2,678)       (2,249)
 Cash and cash equivalents at the beginning of
  the period                                           9,891         8,549
                                                     -------       -------
 Cash and cash equivalents at the end of the period   $7,213        $6,300
                                                      ======        ======

          ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 INTRODUCTION
 ------------

     Hometown Bancorporation, Inc. (the "Company") was formed to become a holding company for The Bank of Darien (the "Bank") to raise additional capital and to provide a vehicle for other permitted holding company activities. On July 21, 1987, each share of the Bank's outstanding common stock was exchanged for one share of Common Stock, par value $1.00, of the Company. This transaction was recorded in a manner analogous to a pooling of interests.

     The Bank is the sole subsidiary of the Company. The business of the Company consists of ownership of the capital stock of the Bank.

     The Bank, which currently has branch offices in Darien and Westport, Connecticut, is a full service commercial institution with a market area within Southern Fairfield County. Its commitment to service excellence is supported by a flexible approach to banking, immediate problem resolution and local decision making with fast turnaround. The staff's commitment to excellence is evidenced by low turnover of personnel and courteous and efficient service.

     The Bank, a member of the FDIC, offers a complete line of financial services to the retail and commercial market segments. Deposit products include checking, NOW and money market accounts, savings accounts, certificates of deposit, individual retirement accounts and Keoghs.
 Loan products include personal and commercial loans, mortgages, home equity lines of credit, secured and unsecured loans, MasterCard, VISA and Gold MasterCard credit cards.

 RESULTS OF OPERATIONS
 ---------------------

     The Company earned consolidated net income of $339,000 or $.19 per share and $370,000 or $.21 per share for the three months ended March 31, 1996 and 1995, respectively. The decrease in net income for the first quarter of 1996 as compared to the first quarter of 1995 was primarily the result of increases in other operating expense and the provisions for federal and state income taxes which offset a 7% increase in net interest income.

 NET INTEREST INCOME
 -------------------

     Net interest income increased $127,000 or 7% from $1,844,000 for the three months ended March 31, 1995 to $1,971,000 for the three months ended March 31, 1996. The increase in net interest income was due to a 10% increase in the comparative period interest rate spread which was offset by a $6,629,000 decline in the period's average interest earning assets.

 Below is the yield analysis for the three months ended March 31, 1996 and for the year ended December 31, 1995.

                                                    HOMETOWN BANCORPORATION, INC.
                                                            YIELD ANALYSIS
                                                           (000'S of dollars)
                                         For the Three Months Ended             For the Year Ended
                                               March 31, 1996                   December 31, 1995
                                        Average                            Average
                                        Balance   Interest   Yield         Balance   Interest   Yield
                                        -------   --------   -----         -------   --------   -----
 ASSETS
 ------
 Interest earning assets:
   Loans                                $106,719   $2,303   8.63%         $ 81,948   $ 7,625   9.30%
   Investment securities                  97,219    1,482   6.10%          124,325     7,403   5.95%
   Federal funds sold                         80        1   5.00%              990        52   5.25%
                                        ------------------------------------------------------------
   Total interest earning assets         204,018    3,786   7.42%          207,263    15,080   7.28%
                                        ------------------------------------------------------------

 Non interest earning assets:
   Cash and due from banks                 7,940                            7,288
   Allowance for loan losses              (2,905)                          (2,990)
   Other assets                            5,511                            7,130
                                        --------                         --------
   Total assets                         $214,564                         $218,691
                                        ========                         ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 Interest bearning liabilities:
   Savings deposits                     $ 12,348       61   1.98%         $13,304        292   2.19%
   NOW accounts                           26,451       82   1.24%          25,448        364   1.43%
   Money market deposits                  43,088      365   3.39%          50,100      1,896   3.78%
   Time deposits                          68,392      901   5.27%          66,830      3,463   5.18%
   Other interest bearning liabilities    25,167      405   6.44%          24,444      1,653   6.76%
                                        ------------------------------------------------------------
   Total interest bearning liabilities   175,446    1,814   4.14%         180,126      7,668   4.26%
                                        ------------------------------------------------------------
 Non interest bearing liabilities:
   Demand deposits                        21,964                           22,209
   Other liabilities                         583                              947
   Stockholders' equity                   16,571                           15,409
                                        --------                         --------
   Total liabilities and stockholders'
     equity                             $214,564                         $218,691
                                        ========                         ========

                                                   ------                             ------
 Net interest income                               $1,972                             $7,412
                                                   ======                             ======

 Net yield on interest earning assets                       3.87%                              3.58%
                                                            ====                               ====


 PROVISION AND ALLOWANCE FOR LOAN LOSSES

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

     The Company recorded a $25,000 provision to the allowance for loan losses for the three-month periods ended March 31, 1996 and 1995. The following table illustrates nonperforming assets and allowance for possible loan loss coverage ratios for the Company at March 31, 1996 and December 31, 1995.

                                                 March 31,     December 31,
                                                   1996           1995
                                                 (thousands of dollars)

     Nonaccruing loans                              $1,191      $1,475
     Other real estate owned, net                      683         603
                                                     -----       -----
     Total nonperforming assets                     $1,874      $2,078
                                                     =====       =====
     Restructured and performing loans                $533        $544

     Nonaccruing loans to gross loans                 1.09%       1.39%
     Nonperforming assets to total assets             0.88%       0.91%
     Allowance for loan losses                      $2,914      $2,883
     Coverage Ratios:
     Allowance for loan losses to gross loans         2.67%       2.71%
     Allowance for loan losses to nonperforming     155.50%     138.74%
          assets

     Had the nonaccruing loans in the table above been current, gross interest income on these loans for the three months ended March 31, 1996 would have been approximately $30,000. There was no interest income recorded on these loans during 1996.

 OTHER OPERATING REVENUE
 -----------------------

     For the three months ended March 31, 1996, total other operating revenue increased $35,000 or 13% as compared to the three months ended March 31, 1995. This increase was due to a $23,000 or 41% improvement in mortgage origination fees from $56,000 for the quarter ended March 31, 1995 to $79,000 for the quarter ended March 31, 1996. The increase in mortgage activity was primarily due to improved primary and new market coverage by Company personnel. Other operating income, other, increased $25,000 for the quarter ended March 31, 1996 to $58,000, compared with $33,000 at March 31, 1995. The increase in other revenues was related to increased OREO rental income and increased fees on the merchant credit card processing and other retail-based services.

 OTHER OPERATING EXPENSES
 ------------------------

     Total other operating expenses increased $151,000 or 10% from $1,509,000 for the three months ended March 31, 1995 to $1,660,000 for the three months ended March 31, 1996. The increase in total other operating expenses during the three months ended March 31, 1996 was primarily due to increases in salaries and benefits.

     For the three months ended March 31, 1996 salaries and benefits expense increased $99,000 or 12% versus the three months ended March 31, 1995. This increase reflects increases in the cost of comprehensive benefits, primarily medical and dental insurance offered to employees combined with unemployment and FICA taxes, and an increase in salary expense related to the addition and changes in personnel.

     Occupancy expense decreased $9,000 or 6% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease is due primarily to a renegotiated lease on the Darien facility during the second quarter of 1995.

     For the three months ended March 31, 1996, FDIC insurance premiums decreased $101,000 as compared to the three months ended March 31, 1995. During the second quarter of 1995 the FDIC reduced premiums charged to its member banks as a result of the Bank Insurance Fund's meeting certain federally mandated recapitalization requirements. The decline in premium expense for the quarter ended March 31, 1996 relates to this reduction in premiums.

     Depreciation expense decreased $7,000 or 8% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was due to more assets becoming fully depreciated during the quarter than were purchased.

     For the three months ended March 31, 1996 advertising and marketing expense increased $12,000 or 22% from $55,000 for the three months ended March 31, 1995 to $67,000 for the three months ended March 31, 1996.
 The increase is due to increased advertising, public relations, and direct marketing of the Bank's products in the first quarter of 1996. Legal and accounting expense increased $30,000 for the three months ended March 31, 1996 as compared to the three month period ended March 31, 1995. The increase reflects increased fees billed by our external independent accountants and increased legal fees related to regulatory matters. Foreclosure expense and cost of OREO increased $11,000 from $30,000 for the three months ended March 31, 1995 to $41,000 for the quarter ended March 31, 1996. The increase is due to increased operating costs this past winter of OREO properties.

     For the three months ended March 31, 1996, other operating expenses-other increased $116,000 as compared to the three months ended March 31, 1995. This increase was due to increased expense related to customer statement preparation, outside consulting assignments and other variable fees and expenses for operations.

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

     Total deposits of the Company decreased $2,966,000 to $175.0 million at March 31, 1996 from December 31, 1995 when total deposits were $178.0 million. This decrease was due primarily to lower demand and time deposit balances at March 31, 1996.

     In addition to deposits (the Bank's primary funding and liquidity source) liquidity is managed through continuous maturity of earning assets, federal funds lines of credit and

 Federal Home Loan Bank of Boston (the "FHLBB") advances. FHLBB advances decreased $13.1 million from $32.1 million at December 31, 1995 to $19.0 million at March 31, 1996.

     The Company's total capital increased $374,000 from December 31, 1995 to March 31, 1996. The improvement was due to the net income realized during the quarter of $339,000 and to an improvement in net unrealized loss on the available-for-sale investment portfolio in the amount of $35,000. Illustrated below are the Company's capital to asset ratios and the corresponding regulatory minimums.

                                                    Capital Ratios
                                                 March 31,       Regulatory
                                                   1996           Minimum
                                                   ----           -------

 HOMETOWN BANCORPORATION, INC.
 -----------------------------
 Tier one leverage capital ratio                    7.88%         4.00%
 Risk-based capital ratio                          17.21%         8.00%

     The following summarizes the Company's investment portfolio by type of security at March 31, 1996:

                                                   Carrying     Approximate
                                                    Amount      Fair Value
                                                    ------      ----------
                                                   (thousands of dollars)

 Investments held to maturity:

     U. S. Agency Mortgage-Backed Securities         $5,293        $5,284
     Obligations of U. S. Government Agencies         2,950         2,944
     Other mortgage-backed securities                 6,318         6,066
                                                     ------        ------
 Total investments held-to-maturity                 $14,561       $14,294
                                                     ======        ======
 Investments available for sale:

     U. S. Agency Mortgage-Backed Securities        $50,601       $50,485
     Obligations of U. S. Government Agencies         1,019         1,038
     Other mortgage-backed securities                19,523        19,383
     U. S. Treasury Securities                        4,026         4,003
     FHLBB stock                                      1,717         1,717
                                                     ------        ------
 Total investments available-for-sale               $76,886       $76,626
                                                     ======        ======

 Part II

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
 -----------------------------------------

     (a)  Exhibits

          NO.                 DESCRIPTION
          ---                 -----------

          27              Financial Data Schedule


     (b) During the quarter ended March 31, 1996, the Company filed a Current Report on Form 8-K dated March 5, 1996, as amended, reporting information pursuant to Item 4.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Hometown Bancorporation, Inc.



 Date:  May 14, 1996                   By:     /S/ KEVIN E. GAGE
                                           ---------------------------
                                           Kevin E. Gage
                                           President and
                                           Chief Executive Officer



 Date:  May 14, 1996                   By:     /S/ ALBERT T. JARONCZYK
                                          ----------------------------
                                           Albert T. Jaronczyk
                                           Senior Vice President and
                                           Chief Financial Officer

                              EXHIBIT INDEX




 NO.         DESCRIPTION
 ---         -----------

 27          Financial Data Schedule