Form 10-Q
period 1996-06-30
HOMETOWN BANCORPORATION INC
filed 1996-08-13
CIK 812699

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   JUNE 30, 1996

                                     OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 For the transition period from            to
                                -----------  -------------

 Commission file number      0-16272
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

 YES    X  NO
     -----    -----

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

        CLASS                           OUTSTANDING AT JULY 31, 1996
        -----                           ----------------------------
 Common Stock (Voting), $1 par
        value                                1,709,146
                                             ---------

                       HOMETOWN BANCORPORATION, INC.

                                   INDEX




                                                                PAGE
 PART I - FINANCIAL INFORMATION

     ITEM 1. - Financial Statements

        Consolidated Balance Sheet -
          June 30, 1996 and December 31, 1995                    3

        Consolidated Statement of Income -
          Three Months Ended June 30, 1996 and 1995              4

        Consolidated Statement of Income -
          Six Months Ended June 30, 1996 and 1995                5

        Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1996 and 1995                6

     ITEM 2. - Management's Discussion and Analysis
          of Financial Condition and Results of Operations    7-11

 PART II - OTHER INFORMATION

        ITEM 6. - Exhibits and Reports on Form 8-K              12

        SIGNATURES                                              13

 Part I
 ITEM 1. - FINANCIAL STATEMENTS

                         HOMETOWN BANCORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
             (000'S OF DOLLARS EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                  JUNE 30,      DECEMBER 31,
                                                    1996           1995
                                                    ----           ----
                                                (unaudited)
 ASSETS
 Cash and due from banks                           $12,464        $9,891
 Federal funds sold                                  1,690           ---
 Investments available for sale, at fair value      70,037        93,696
 Investments held to maturity (fair value:
   $13,161 in 1996 and $14,763 in 1995)             13,526        15,100
 Loans, less allowance for loan losses of
   $2,569 in 1996 and $2,883 in 1995                99,402       103,407
 Equipment and leasehold improvements, net of
   accumulated depreciation of $2,072 in 1996
   and $1,897 in 1995                                1,510         1,456
 Other real estate owned                               735           603
 Other assets                                        5,385         5,067
                                                   -------       -------
   Total Assets                                   $204,749      $229,220
                                                   =======       =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand                                          $25,044       $26,064
   NOW and money market accounts                    73,088        69,200
   Savings deposits                                 13,031        12,858
   Certificates of deposit of $100 and over         10,178        10,954
   Other time deposits                              53,050        58,924
                                                   -------       -------
                                                   174,391       178,000
 Short-term borrowings                              11,500        32,116
 Accrued interest and other liabilities              1,614         2,286
                                                   -------       -------
   Total Liabilities                               187,505       212,402
                                                   -------       -------
 STOCKHOLDERS' EQUITY
 Preferred Stock, par value $1; 2,000,000 shares
   authorized, none issued and outstanding
 Common Stock, par value $1; 10,000,000 shares
   authorized, 1,833,381 issued and outstanding
   in 1996 and 1995, respectively                    1,833         1,833
 Surplus                                            14,123        14,123
 Retained earnings                                   2,411         1,784
 Treasury stock - 124,235 and 126,935 shares
   in 1996 and 1995, respectively, at cost            (720)         (735)
 Unrealized (loss) on investments available
   for sale, net                                      (403)         (187)
                                                   -------       -------
   Total Stockholders' Equity                       17,244        16,818
                                                   -------       -------
 Total Liabilities and Stockholders' Equity       $204,749      $229,220
                                                   =======       =======

                       HOMETOWN BANCORPORATION, INC.
                      CONSOLIDATED STATEMENT OF INCOME
             (000'S OF DOLLARS EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                              FOR THE THREE MONTHS ENDED
                                                      JUNE 30,
                                                   1996            1995
                                                   ----            ----
 Interest and dividend income:               (unaudited)       (unaudited)
   Interest and fees on loans                       $2,139         $1,848
   Interest on investment securities:
     Obligations of U.S. Agencies                      891          1,407
     Other                                             432            539
   Interest on federal funds sold                        7             --
   Dividends                                            27             36
                                                 ---------      ---------
   Total interest and dividend income                3,496          3,830
 Interest expense:
   Deposits                                          1,372          1,473
   Short-term borrowings                               258            500
     Total interest expense                          1,630          1,973
 Net interest income                                 1,866          1,857
 Provision for loan losses                              25             --
 Provision for OREO losses                              --             20
                                                 ---------      ---------
 Net interest income after provision for
   loan and OREO losses                              1,841          1,837
 Other operating revenue:
   Deposit and other service charges                   163            190
   Mortgage origination fees                           133            139
   Securities gains                                     --             26
   Other                                                50             13
                                                 ---------      ---------
 Net interest income and operating revenue           2,187          2,205
 Other operating expenses:
   Salaries and benefits                               776            770
   Occupancy expense                                   138            142
   FDIC insurance premiums                              --            101
   Depreciation                                         91             92
   Merger expense                                      137             --
   Advertising and marketing                            42             68
   Foreclosure expense and cost of other
     real estate owned                                  57             30
   Other operating expenses                            460            381
                                                 ---------      ---------
   Total other operating expenses                    1,701          1,584

 Income before taxes                                   486            621
 Provision for federal and state income taxes          206            145
                                                 ---------      ---------
 Net income                                           $280           $476
                                                 =========      =========
 Earnings per share:
   Primary earnings per share                         $.16           $.27
                                                 =========      =========
   Average number of shares outstanding          1,790,366      1,764,957
                                                 =========      =========
   Fully diluted earnings per share                   $.16           $.27
                                                 =========      =========
   Average number of shares outstanding          1,792,390      1,771,249
                                                 =========      =========

                       HOMETOWN BANCORPORATION, INC.
                      CONSOLIDATED STATEMENT OF INCOME
             (000'S OF DOLLARS EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                               FOR THE SIX MONTHS ENDED
                                                       JUNE 30,
                                                 1996             1995
                                                 ----             ----
                                             (unaudited)       (unaudited)

 Interest and dividend income:
   Interest and fees on loans                    $4,442            $3,617
   Interest on investment securities:
     Obligations of U.S. Agencies                 1,885             2,810
     Other                                          891             1,044
   Interest on federal funds sold                     8                --
   Dividends                                         55                69
                                              ---------         ---------
   Total interest and dividend income             7,281             7,540
 Interest expense:
   Deposits                                       2,820             3,027
   Short-term borrowings                            624               812
                                              ---------         ---------
     Total interest expense                       3,444             3,839
 Net interest income                              3,837             3,701
 Provision for loan losses                           50                25
 Provision for OREO losses                           --                20
                                              ---------         ---------
 Net interest income after provision for
   loan and OREO losses                           3,787             3,656
 Other operating revenue:
   Deposit and other service charges                325               363
   Mortgage origination fees                        212               195
   Securities (losses) gains                         (2)               26
   Other                                            108                46
                                              ---------         ---------
 Net interest income and operating revenue        4,430             4,286
 Other operating expenses:
   Salaries and benefits                          1,629             1,524
   Occupancy expense                                274               287
   FDIC insurance premiums                            1               203
   Depreciation                                     175               183
   Merger expense                                   137                --
   Advertising and marketing                        109               123
   Foreclosure expense and cost of other
     real estate owned                               98                60
   Other operating expenses                         938               713
                                              ---------         ---------
   Total other operating expenses                 3,361             3,093

 Income before taxes                              1,069             1,193
 Provision for federal and state income taxes       450               347
                                              ---------         ---------
 Net income                                        $619              $846
                                              =========         =========
 Earnings per share:
   Primary earnings per share                      $.35              $.48
                                              =========         =========
   Average number of shares outstanding       1,785,547         1,763,665
                                              =========         =========
   Fully diluted earnings per share                $.35              $.48
                                              =========         =========
   Average number of shares outstanding       1,789,227         1,770,302
                                              =========         =========

                       HOMETOWN BANCORPORATION, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (THOUSANDS OF DOLLARS)

                                                  FOR THE SIX MONTHS ENDED
                                                           JUNE 30,
                                                     1996           1995
                                                     ----           ----
                                                 (unaudited)     (unaudited)
 Cash Flows from Operating Activities:
 Net income                                           $619           $846
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                   278            183
  Provision for loan losses and OREO losses             50             45
  Securities losses (gains)                              2            (26)
  (Increase) in other assets                          (268)        (2,485)
  (Decrease) in other liabilities                     (672)          (800)
                                                    -------        -------
 Net cash provided (used) by operating activities        9         (2,237)
                                                    -------        -------

 Cash Flows from Investing Activities:
 Proceeds from the maturity of investments held
  to maturity                                        1,574          2,155
 Proceeds from the maturity of investments
  available for sale                                14,546          5,498
 Purchase of investment securities available
  for sale                                          (3,075)       (22,600)
 Proceeds from the sale of investments available
  for sale                                          11,817         20,618
 Net decrease (increase) in loans                    3,955         (7,961)
 (Increase) decrease in foreclosed assets             (132)            58
 (Purchase) of capital assets                         (229)          (117)
                                                    -------        -------
 Net cash provided (used) by investing activities   28,456         (2,349)
                                                    -------        -------

 Cash Flows from Financing Activities:
 Net increase in demand deposits, NOW
  accounts, money market accounts and
  savings accounts                                   3,041          3,849
 Net (decrease) in certificates of deposit
  and other time deposits                           (6,650)        (1,924)
 (Decrease) increase in short-term borrowings      (20,616)         9,266
 Exercise of stock options                              23             75
                                                    -------        -------
 Net cash (used) provided by financing activities  (24,202)        11,266
                                                    -------        -------

 Net increase in cash and cash equivalents           4,263          6,680
 Cash and cash equivalents at the beginning of
  the period                                         9,891          8,549
                                                    -------        -------
 Cash and cash equivalents at the end of
   the period                                      $14,154        $15,229
                                                    =======        =======

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

    The Bank, which currently has offices in Darien and Westport, Connecticut, is a full service commercial institution with a market area within Southern Fairfield County. Its commitment to service excellence is supported by a flexible approach to banking, immediate problem resolution and local decision making with fast turnaround. The staff's commitment to excellence is evidenced by courteous and efficient service.

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

 RESULTS OF OPERATIONS

     The Company earned consolidated net income of $280,000 or $.16 per share and $476,000 or $.27 per share for the three months ended June 30, 1996 and 1995, respectively. The Company earned consolidated net income of $619,000 or $.35 per share and $846,000 or $.48 per share for the six months ended June 30, 1996 and 1995, respectively. The decrease in net income for the three and six month periods ended June 30, 1996 as compared with 1995 was primarily the result of increases in other operating expense, including direct merger-related expenses totaling $137,000 associated with the proposed merger of the Company with a wholly-owned subsidiary of HUBCO, Inc., decrease in FDIC insurance and increased provisions for federal and state income taxes.

 NET INTEREST INCOME

     Net interest income increased $9,000 and $136,000 for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, respectively. The increases in net interest income were due primarily to a shift in asset allocation. During the fourth quarter of 1995 and first quarter of 1996, the Company increased its loans outstanding. Higher yielding loans improved the overall yield on interest-earning assets, while maturing investments provided liquidity to fund new lending. Additional liquidity for funding new lending was achieved by a liquidation of securities from the Available-for-Sale Investment portfolio during the first quarter of 1996. Below is the yield analysis for the six months ended June 30, 1996 and for the year ended December 31, 1995.

                                HOMETOWN BANCORPORATION, INC.
                                       YIELD ANALYSIS
                                     (000'S OF DOLLARS)

                                               For the Six Months Ended            For the Year Ended
                                                     June 30, 1996                  December 31, 1995
                                              Average                            Average
                                              BALANCE    INTEREST    YIELD       BALANCE   INTEREST    YIELD
 ASSETS
 Interest earning assets:
   Loans                                     $105,561    $4,441      8.44%      $ 81,948    $7,625     9.30%
   Investment securities                       92,845     2,829      6.09%       124,325     7,403     5.95%
   Federal funds sold                             293         8      5.36%           990        52     5.25%
                                             ---------------------------------------------------------------
   Total interest earning assets              198,699     7,278      7.34%       207,263    15,080     7.28%
                                             ---------------------------------------------------------------
 Non interest earning assets:
   Cash and due from banks                      8,098                             7,288
   Allowance for loan losses                   (2,930)                           (2,990)
   Other assets                                 6,553                             7,130
                                             --------                           -------
   Total assets                              $210,420                          $218,691
                                             ========                           =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing liabilities:
      Savings deposits                        $12,568       125      2.00%      $13,304       292     2.20%
      NOW accounts                             26,580       165      1.24%       25,448       364     1.43%
      Money market deposits                    43,082       727      3.38%       50,100     1,896     3.78%
      Time deposits                            66,566     1,725      5.20%       66,830     3,463     5.18%
      Other interest bearing liabilities       21,867       701      6.41%       24,444     1,653     6.76%
                                             ---------------------------------------------------------------
      Total interest bearing liabilities      170,663     3,443      4.04%      180,126     7,668     4.26%
                                             ---------------------------------------------------------------
   Non interest bearing liabilities:
      Demand deposits                          22,034                            22,209
      Other liabilities                           616                               947
      Stockholders' equity                     17,107                            15,409
                                             --------                           -------
      Total liabilities and
        stockholders' equity                 $210,420                          $218,691
                                             ========                           =======
                                                          -----                             -----
  Net interest income                                    $3,835                            $7,412
                                                          =====                             =====
  Net yield on interest earning assets                               3.87%                            3.58%
                                                                    ======                          ========



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

     For the three months ended June 30, 1996 and 1995 the Company provided $25,000 and $0, respectively, to the allowance for loan losses. For the six months ended June 30, 1996 and 1995, the Company recorded a provision to the allowance for loan losses of $50,000 and $25,000, respectively. The following table illustrates nonperforming assets and allowance for loan loss coverage ratios for the Company at June 30, 1996 and December 31, 1995.

                                               June 30,      December 31,
                                                 1996             1995
                                                 ----             ----
                                                (thousands of dollars)

     Nonaccruing loans                             $861           $1,475
     Other real estate owned, net                   735              603
                                                  -----            -----
     Total nonperforming assets                  $1,596           $2,078
                                                  =====            =====
     Restructured and performing loans             $518             $544
                                                  =====            =====
     Nonaccruing loans to gross loans              0.84%            1.39%
     Nonperforming assets to total assets          0.78%            0.91%
     Allowance for loan losses                   $2,569           $2,883
     Coverage Ratios:
     Allowance for loan losses to gross loans      2.52%            2.71%
     Allowance for loan losses to
       nonperforming assets                      160.96%          138.74%

     Had the nonaccruing loans in the table above been current, gross interest income on these loans for the six months ended June 30, 1996 would have been approximately $66,000. Interest income recorded on these loans during 1996 was $4,000.

 OTHER OPERATING REVENUE

     For the three and six months ended June 30, 1996, total other operating revenue decreased $22,000 or 6% and increased $13,000 or 2%, as compared to the three and six months ended June 30, 1994, respectively. The decline in second quarter revenues for 1996 reflects the absence of investment securities gains for the current period and a decline in fees due to transaction volume on deposit accounts. The increase for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 reflects an improvement in mortgage origination fees as compared to 1995. The increase in mortgage origination fees during 1996 was the result of improved primary and new market coverage during the first quarter of 1996. Other operating income other, also improved $62,000 for the six month period ended June 30, 1996 reflecting increased revenues related to OREO rental income, increased fees on merchant credit card processing and other retail-based services.

 OTHER OPERATING EXPENSES

     For the three months ended June 30, 1996 total other operating expenses increased $117,000 or 7% as compared to the three months ended June 30, 1995. The increase for this period relates primarily to direct and indirect expenses associated with the proposed merger. For the six months ended
 June 30, 1996, other operating expenses increased $268,000 or 9% as compared to the six months ended June 30, 1995. The increase in other operating expenses for this six month period ended June 30, 1996 primarily reflects direct and indirect charges relating to the pending merger and increased salary and benefit costs.

     For the three and six months ended June 30, 1996 salaries and benefits expense increased $6,000 or 1% and $105,000 or 7%, respectively, versus the three and six months ended June 30, 1995. The increase reflects increases in the cost of comprehensive benefits, primarily medical and dental insurance offered to employees, combined with unemployment and FICA taxes, and an increase in full-time equivalent employees to support operations.

     Occupancy expense remained stable for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 For the six months ended June 30, 1996, occupancy expense declined $13,000 or 5% as compared to the six months ended June 30, 1995. The decline reflects renegotiated term on a lease contract on the Darien headquarters.

     For the three and six months ended June 30, 1996, FDIC insurance premiums improved $101,000 and $202,000 as compared to the three and six months ended June 30, 1995. FDIC insurance premiums were reduced for all members effective June 1, 1995 due to the successful recapitalization of the Bank Insurance Fund. The current period results reflect the effect of the new rate.

     For the three and six months ended June 30, 1996, depreciation decreased $1,000 and $8,000 as compared to the three and six months ended June 30, 1995.

     For the six months ended June 30, 1996, advertising and marketing decreased $14,000 or 11% as compared to the six months ended June 30, 1995. The decline for both three and six month periods ended June 30, 1996 relate to a reduction in advertising and special promotions which were run during 1995 in advance of the Bank's 10-year anniversary.

     Foreclosure expense and cost of other real estate owned for the three and six months ended June 30, 1996 increased $27,000 and $38,000 as compared with 1995, respectively. This increase in expense relates to an increase in activity of taking possession and arranging for the disposal of properties acquired in foreclosure.

 LIQUIDITY AND CAPITAL RESOURCES

     Total deposits of the Bank decreased $3,609,000 or 2% to $174,391,000 at June 30, 1996 from December 31, 1995 when total deposits were $178,000,000. Deposit balances decreased particularly for certificates of deposit reflecting a marketwide trend of financial disintermediation of funds into the mutual fund market.

     In addition to deposits (the Bank's primary funding and liquidity source) liquidity is managed through continuous maturity of earning assets, federal funds lines of credit and Federal Home Loan Bank Advances.

     The Company's total capital increased $426,000 from December 31, 1995 to June 30, 1996, due to proceeds from the exercise of stock options, net income of $619,000 for the six months ended June 30, 1996 offset, somewhat, by the increase in the valuation reserve for investments available-for-sale in the amount of $216,000. Illustrated below are the Company's capital to asset ratios and the corresponding regulatory minimums.

                                                Hometown Bancorporation, Inc.
                                                        Capital Ratios
                                                June 30,          Regulatory
                                                  1996             Minimum
                                                  ----             -------

 Tier one leverage capital ratio                  8.30%             4.00%
 Risk-based capital ratio                        18.13%             8.00%

 The following summarizes the Company's investment portfolio by type of security at June 30, 1996:

                                               Carrying          Approximate
                                                Amount           Fair Value
                                                ------           ----------
                                                  (thousands of dollars)

 Investments held to maturity:
     Other mortgage-backed securities            $6,135            $5,854
     U. S. Agency Mortgage-Backed Securities      4,437             4,420
     Other U. S. Agency Obligations               2,954             2,887
                                                 ------            ------

                                                $13,526           $13,161
                                                 ======            ======

 Investments available for sale:

     U. S. Agency Mortgage-Backed Securities    $48,995           $48,462
     Other mortgage-backed securities            15,931            15,815
     U. S. Treasury Securities                    3,068             3,013
     Other U. S. Agency Obligations               1,015             1,030
     Federal Home Loan Bank Stock                 1,717             1,717
                                                 ------            ------

                                                $70,726           $70,037
                                                 ======            ======

 Part II - Other Information

 ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

 NO.      DESCRIPTION

 4 Amendment No. 1, dated as of April 26, 1996, to Common Shares Rights Agreement between Hometown Bancorporation, Inc. and Mellon Bank, N.A.

 27       Financial Data Schedule

     (b)  Reports on Form 8-K

          During the period ended June 30, 1996, the Company filed a Current Report on Form 8-K dated April 28, 1996 reporting under Item 5 that the Company had entered into a Merger Agreement pursuant to which the Company would be acquired by HUBCO, Inc.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Hometown Bancorporation, Inc.



 Date:  August 13, 1996            By:  /s/ Kevin E. Gage
                                      --------------------------------
                                           Kevin E. Gage
                                           President and
                                           Chief Executive Officer



 Date:  August 13, 1996            By:  /s/ Albert T. Jaronczyk
                                      --------------------------------
                                           Albert T. Jaronczyk
                                           Senior Vice President and
                                           Chief Financial Officer

                         EXHIBIT INDEX

 NO.      DESCRIPTION

 4 Amendment No. 1, dated as of April 26, 1996, to Common Shares Rights Agreement between Hometown Bancorporation, Inc. and Mellon Bank, N.A.

 27       Financial Data Schedule